Form 10KSB
period 1999-12-31
CASTLEGUARD ENERGY INC
filed 2000-04-14
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO __________

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

(214) 361-1755
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock Without Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[X]

State the registrant's revenues for its most recent fiscal year: $83,485

The aggregate market value on March 22, 2000, of Common shares held by non-affiliates was approximately $7,817,000 based on the average closing bid and asked prices of the registrant's Common shares on such date, as quoted by the National Quotation Bureau.

At March 22, 1999, there were 14,750,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

1999 FORM 10-KSB ANNUAL REPORT

Table of Contents

		Page
Part I.		Number

Item 1.	Description of Business	3
	(a) General Business Description
	(b) Description of Business - Oil and Gas Operations
Item 2.	Description of Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	11

Part II.

Item 5.	Market for Common Equity and Related Stockholder Matters	11
Item 6.	Management's Discussion and Analysis of Financial Conditions and Results of Operations	12
Item 7.	Financial Statements	13
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30

Part III.

Item 9.	Directors, Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	30
Item 10.	Executive Compensation	31

Item 11.	Security Ownership of Certain Beneficial Owners and Management	31

Item 12.	Certain Relationships and Related Transactions	32

Item 13.	Exhibits	33

Signatures

Except for the historical information contained herein, the matters discussed in this Annual Report are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, political, regulatory and governmental factors affecting the Company's revenues, operations, markets and prices, properties and other factors discussed in the Company's various filings with the Securities and Exchange Commission.

PART I

------

ITEM 1 - DESCRIPTION OF BUSINESS

--------------------------------

(a) GENERAL BUSINESS DESCRIPTION

----------------------------

GENERAL

Castleguard Energy, Inc. (the "Company") is an independent energy company engaged in the exploration for and the acquisition, development, exploitation and operation of crude oil and natural gas properties, and in the production of crude oil and natural gas in North America. The Company's activities are conducted principally in the States of Texas and Louisiana.

The Company acquires interests in land and producing properties through acquisition and lease on which it drills and/or has working interests in oil or gas wells in efforts to discover and/or to produce oil and gas.

The Company's executive offices are located at 4625 Greenville Avenue, Suite 203, Dallas, Texas 75206 , telephone (214) 361 1755, facsimile (214) 691 2230.

(b) DESCRIPTION OF BUSINESS - OIL AND GAS OPERATIONS

------------------------------------------------

Exploration and Development

---------------------------

The Company operates in a highly competitive industry wherein many companies, from large multinational companies to small independent producers, are competing for a finite amount of oil and gas resources. The Company seeks out properties to explore for oil and gas by drilling and also seeks out producing oil and gas properties that can be purchased and operated.

Management believes that under the right economic conditions, several of the producing properties that the Company owns could have further developmental potential. Certain oil properties currently owned and operated by the Company may be receptive to enhanced oil recovery procedures when economic conditions improve.

Operating Activities

The Company contracts with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to act as operator of the oil and gas prospects in which it owns an interest; provided such transactions are on terms and conditions substantially similar to those offered by nonaffiliated parties. The operator of an oil and gas property supervises production, maintains production records, employs field personnel and performs other functions required in the production and administration of such property. The fees for such services customarily vary from well to well, depending on the nature, depth and location of the well being operated. Generally, the operator of an oil and gas prospect is determined by such factors as the size of the working interest held by a participant in the prospect, a participant's knowledge and experience in the geological area in which the prospect is located and geographical considerations. The Company's wells are drilled by independent drilling contractors.

Developments During Fiscal 1999

In February 1999, the Company acquired a 8% working interest in leases covering 10,000 acres in Navarro County, Texas together with 36 square miles 3D seismic grid, from H&S Production, Inc. in exchange for 1.5 million shares of common stock from the treasury at a value of US$.50 per share.

In March 1999, the Company purchased an 18.65% working interest in the 700.7 acre Pinetree ISD Unit in the Willow Springs Field, Gregg County Texas, for US$135,000. In November 1999, the Company sold this interest to Cross Timber Oil Company for US$177,002.

In March 1999, the Company obtained a 5% working interest from O'Brien Operating Co. in the Minden Dome Area, Webster Parish Louisiana.

In June 1999, the Company purchased a 19% working interest in the Norris Area in the Province of Alberta, Canada from Raptor Capital Inc. for a consideration of Cdn$210,000. Sold the interest to the operator for the forgiveness of debt.

In August 1999, the Company acquired a 10% working interest in the St. Stephens Prospect, Clark County, Alabama. The Company paid US$6,400.

On April 16, 1999 the Company completed the private placement for 992,973 shares at US$.30 each for a total of US$297,890. The Shares were offered pursuant to an exemption provided by Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended. The Subscription Agreements were exchanged for common shares in the company. On September 7, 1999, the Company implemented a further private placement to issue up to 4 million shares at US$.05 for a maximum total of $200,000. This private placement was a continuation of the April 16th placement and originally offered pursuant to Rule 504 of Regulation D Promulgated under the Securities Act 1933.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

Forward-Looking Statements

This Annual Report on Form 10-KSB includes "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report, including without limitation statements under "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectation ("Cautionary Statements") are disclosed below in the "-Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements

In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report.

Start-Up Nature Of The Company's Oil And Gas Business; Absence Of Profits

The Company was formed in 1988, and does not have a history of sustained profit from operations. The development of the Company's business will continue to require substantial expenditures. The Company's future financial results will depend primarily on its ability to locate hydrocarbons economically in commercial quantities, to provide drilling site and target depth recommendations resulting in profitable productive wells and on the market prices for oil and natural gas. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the near future.

Oil And Gas Prices; Marketability Of Production

Even if the Company is able to discover or acquire oil and gas production, of which there is no assurance, the Company's revenues, profitability and liquidity will be highly dependent upon prevailing prices for oil and natural gas. Oil and gas prices can be extremely volatile and in recent years have been depressed by excess total domestic and imported supplies. There can be no assurance that current price levels can be sustained. Prices also are affected by actions of state and local agencies, the United States and foreign governments, and international cartels. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse affect on the Company's financial condition and results of operations, including reduced cash flow and borrowing capacity. All of these factors are beyond the control of the Company. Sales of oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. The marketability of the Company's gas production, if any, will depend in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect the Company's ability to produce and market oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the control of the Company and thus represent a significant risk.

Reliance On Industry Participants

The Company attempts to limit financial exposure on a project by project basis by forming industry alliances where the Company's technical expertise can be complemented with the financial resources and operating expertise of established companies. If the Company were not able to form these industry alliances, this could limit the Company's ability to fully implement its business plan and could have a material adverse effect on the Company's business, financial condition and results of operations.

Ability To Discover Reserves

The Company's future success is dependent upon its ability to economically locate oil and gas reserves in commercial quantities. Except to the extent that the Company acquires properties containing proved reserves or conducts successful exploration and development activities, or both, the proved reserves of the Company, if any, will decline as reserves are produced. The Company's ability to conduct successful exploration and development activities is dependent upon a number of factors, including its participation in multiple exploration projects and its technological capability to locate oil and gas in commercial quantities. Because the Company may rely upon other industry participants to develop the Company's exploration projects, no assurances can be given that the Company will have the opportunity to participate in projects which economically produce commercial quantities of hydrocarbons in amounts necessary to meet its business plan or that the projects in which it elects to participate will be successful. There can be no assurance that the Company's planned projects will result in significant reserves or that the Company will have future success in drilling productive wells at low reserve replacement costs.

Substantial Capital Requirements And Liquidity

In order to continue its oil and gas exploration plans fully, the Company anticipates that it will need additional funding. The Company does not have a steady source of revenue to provide funding to sustain operations. There is no assurance that the Company will be able to obtain a reliable source of revenue to sustain its operations.

Risk Of Exploratory Drilling Activities

Exploration for oil and natural gas is a speculative business involving a high degree of risk, including the risk that no commercially productive oil and gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors including unexpected formation and drilling conditions, pressure or other irregularities in formations, equipment failures or accidents, as well as weather conditions, compliance with governmental requirement and shortages or delays in the delivery of equipment. There is no assurance that the expenditures made by the Company on its oil and natural gas properties will result in discoveries of oil or natural gas in commercial quantities. Some test wells, as a consequence, may not ultimately be developed into producing wells and may be abandoned.

Competition

The Company competes in the areas of oil and gas exploration with other companies, many of which may have substantially larger financial and other resources. From time to time, there may be competition for, and shortage of, exploration, drilling and production equipment and these shortages could lead to an increase in costs and to delays in operations that could have a material adverse effect on the Company. The Company may therefore not be able to acquire desirable properties or equipment required to develop its properties. Problems of this nature also could prevent the Company from producing any oil and natural gas it discovers at the rate it desires to do so.

General Risks Of Oil And Gas Operations

The nature of the oil and gas business involves a variety of risks, including the risks of operating hazards such as fires, explosions, cratering, and blowouts.

Technology Changes

The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. As new technologies develop, the Company may be placed at a competitive disadvantage, and competitive pressures may force the Company to implement such new technologies at substantial cost. In addition, other oil and gas finding companies may implement new technologies before the Company, and consequently such companies may be able to provide enhanced capabilities and superior quality compared with that which the Company is able to provide. There can be no assurance that the Company will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by the Company or implemented in the future may become obsolete. In such case, the Company's business, financial condition and results of operations could be materially adversely affected. If the Company is unable to utilize the most advanced commercially available technology, the Company's business, financial condition and results of operations could be materially and adversely affected.

Government Regulations And Environmental Risks

The production and sale of oil and gas are subject to a variety of federal, state and local government regulations including regulation concerning the prevention of waste, the discharge of materials into the environment, the conservation of oil and natural gas, pollution, permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, the unitization and pooling of properties, and various other matters including taxes. Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. During the past few years there has been a significant amount of discussion by legislators and the presidential administration concerning a variety of energy tax proposals. There can be no certainty that any such measure will be passed or what its effect will be on oil and natural gas prices if it is passed. In addition, many states have raised state taxes on energy sources and additional increases may occur, although there can be no certainty of the effect that increases in state energy taxes would have on oil and natural gas prices. Although the Company intends to be in substantial compliance with applicable environmental and other government laws and regulations, there can be no assurance that significant costs for compliance will not be incurred in the future.

Variability Of Operating Results

The Company's operating results, as a start up company in the oil and gas industry, may vary significantly during any financial period. These variations may be caused by significant periods of time between each of the Company's discoveries and developments, if any, of oil or natural gas properties in commercial quantities. These variations may also be caused by the volatility associated with oil and gas prices. See "Oil And Gas Prices; Marketability Of Production".

Risks Associated With Management Of Growth

Because of its small size, the Company desires to grow extremely rapidly in order to achieve certain economies of scale. Although there is no assurance that this rapid growth will occur, to the extent that it does occur it will place a significant strain on the Company's financial, technical, operational and administrative resources. As the Company increases its services and enlarges the number of projects it is evaluating or in which it is participating, there will be additional demands on the Company's financial, technical and administrative resources. The failure to continue to upgrade the Company's technical, administrative, operating and financial control systems or the occurrence of unexpected expansion difficulties, including the recruitment and retention of geoscientists and engineers, could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence On Key Personnel

The Company will be highly dependent on the services of Scott Heape. The loss of the services of Mr. Heape could have a material adverse effect on the Company. The Company does not have an employment contract with Mr. Heape or any other director or officer.

Concentration Of Risks; Lack Of Diverse Business Operations

The Company is currently pursuing only the oil and gas exploration business. Although the Company is involved in other oil and gas projects, it is concentrating the majority of its initial oil and gas exploration efforts on the Navarro County Project and the Minden Dome project. The Company's exploration efforts are concentrated in this same general area and this lack of diverse business operations subjects the Company to a certain degree of concentration of risks. The future success of the Company may be dependent upon its success in discovering and developing oil and gas in commercial quantities in the above properties and upon the general economic success of the oil and gas industry.

Certain Definitions

Unless otherwise indicated in this Annual Report, natural gas volumes are stated at the legal pressure base of the state or area in which the reserves are located at 60(degree)Fahrenheit. Oil equivalents are determined using the ratio of 10 Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids so that 10 Mcf of natural gas are referred to as one barrel of oil equivalent or "BOE".

As used in this Annual Report, the following terms have the following specific meanings: "Mcf" means thousand cubic feet, "Bcf" means billion cubic feet, "Bbl" means barrel, "MBbl" means thousand barrels.

With respect to information concerning the Company's working interests in wells or drilling locations, "gross" gas and oil wells or "gross" acres is the number of wells or acres in which the Company has an interest, and "net" gas and oil wells or "net" acres are determined by multiplying "gross" wells or acres by the Company's working interest in those wells or acres. A "working interest" in an oil and gas lease is an interest that gives the owner the right to drill, produce, and conduct operating activities on the property and to receive a share of production of any hydrocarbons covered by the lease. A working interest in an oil and gas lease also entitles its owner to a proportionate interest in any well located on the lands covered by the lease, subject to all royalties, overriding royalties and other burdens, to all costs and expenses of exploration, development and operation of any well located on the lease, and to all risks in connection therewith.

A "development well" is a well drilled as an additional well to the same horizon or horizons as other producing wells on a prospect, or a well drilled on a spacing unit adjacent to a spacing unit with an existing well capable of commercial production and which is intended to extend the proven limits of a prospect. The latter type of development well drilling is known as "step-out drilling". An "exploratory well" is a well drilled to find commercially productive hydrocarbons in an unproved area, or to extend significantly a known prospect.

"Reserves" means natural gas and crude oil, condensate and natural gas liquids on a net revenue interest basis, found to be commercially recoverable. "Proved developed reserves" includes proved developed producing reserves and proved developed behind-pipe reserves. "Proved developed producing reserves" includes only those reserves expected to be recovered from existing completion intervals in casing of existing wells when the cost of making such reserves available for production is relatively small compared to the cost of a new well. "Proved undeveloped reserves" includes those reserves expected to be recovered from new wells on proved undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

"Infill drilling" means drilling of an additional well or additional wells in order to more adequately drain a reservoir.

"Stratigraphic trap" means a barrier that impedes the migration of hydrocarbons caused by either a nonporous formation sealing off the top edge of a reservoir bed or by a change of porosity and permeability within the reservoir bed itself. "Stratigraphic play" means a prospect targeted to test a stratigraphic trap.

"API" means a measure of gravity based on standards set by the American Petroleum Institute.

"Carried through the tanks" means the Company will not incur any capital cost for this portion of its working interest until commercial quantities of hydrocarbons are being produced and are generating revenues. At this point, the Company will become responsible for paying any additional capital costs and lease operating expenses as well as receiving its share of revenues from sales.

"Cretaceous D, Cotton Valley, Hosston, Glen Rose and Paluxy reservoirs" means sandstone/carbonate reservoirs that contain hydrocarbons of Cretaceous age that are found in the East Texas and North Louisiana basins.

"Cretaceous reservoirs" means rock reservoirs most commonly comprised of sandstone and some carbonates that were deposited during the Cretaceous Period. This Cretaceous Period occurred between 66 and 144 million years before present.

"Down-spaced drilling" means a method of development drilling whereby well density in a given area is increased by drilling between existing wells.

"Reserve capture" means the quantification of hydrocarbon reserves as a result of drilling and testing a reservoir.

Strategy

The Company's business strategy is to continue to enhance shareholder value by leveraging its technical experience and expertise with seismic and subsurface technology to identify exploration and exploitation projects with significant potential reserves and economic results based on the application of appropriate technology and suitable project risk management. The Company's ongoing goal is to increase its reserve base through a focus on mature hydrocarbon basins where it has expertise. It is the Company's view point that the systematic application of advanced seismic imaging and detailed subsurface work can significantly reduce drilling risk and enhance financial results. The Company's strategy is to focus on applying seismic technology to explore properties that lie within these mature basins and that offer oil and gas reserves that would be materially significant to the Company.

The Company has a three-pronged corporate approach for the application of exploration technology in these mature basins. The three components of this strategy are set forth below:

- Generation of exploration and exploitation prospects with special emphasis on seismic and subsurface applications to locate structural and stratigraphic play concepts.

- Development of alliances with exploration and production companies that lack advanced technical knowledge and expertise, along with multi-year experiences, these mature basins.

- Networking through contacts within the industry that have proven records of exploration success.

Exploration and Operating Approach

The Company focuses its technical resources on obtaining the highest quality subsurface image through advanced geological and geophysical methods, which it believes are more likely to result in the cost effective identification of oil and gas reserves that are materially significant. The Company is committed to providing its technical team with access to the required tools and support necessary to retain a competitive advantage in today's exploration environment.

The Company adheres to a disciplined approach to selective project participation. The Company participates only in those projects that it believes are likely to maximize the return on its capital investment, have significant reserve growth potential, and have quantifiable risk /reward ratios. The Company believes that these factors result in a positive impact to the finding-cost and production economics. The Company actively and continually manages its portfolio of exploration and exploitation projects. The aggressive portfolio management enables the Company to maximize the investment of available capital in a limited number of high impact geologic plays and projects.

ITEM 2 - DESCRIPTION OF PROPERTY

--------------------------------

(a) DESCRIPTION OF PROPERTIES

-------------------------

The principal assets of the Company consist of proven and proven undeveloped oil and gas properties. The Company's oil and gas properties are located exclusively in the continental United States, and specifically in Texas and Louisiana.

Developed oil and gas properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property. Undeveloped proven reserves do not presently have sufficient wells to recover the estimated reserves. The Company has proved undeveloped properties at December 31, 1999.

(b) OIL AND GAS PROPERTIES

----------------------

The Company's estimated future net recoverable oil and gas reserves from proved developed properties were assembled by Gary Swindell and Associates., independent petroleum engineers, and are as follows:

	Crude Oil (BBLS) --------------------	Natural Gas (MCF) -----------------
December 31, 1999	6,879	186,894

Using year-end oil and gas prices and lease operating expenses, the estimated value of future net revenues to be derived from the Company's proved developed oil and gas reserves, discounted at 10%, was $391,557 at December 31, 1999.

The Company participates in the drilling of developmental wells, no single one of which would cause a significant change in the net reserve figure.

As of December 31, 1999, the Company had the following gross and net position in wells and proved acres:
WELLS		PROVED ACRES
Gross(1)	Net(1)	Gross(2)	Net(2)
5.25		8,780	702

(1) "Gross wells" represents the total number of wells in which the Company has a working interest. "Net wells" represents the number of gross wells multiplied by the percentage of the working interests therein held by the Company.

(2) "Gross acreage" represents all acres in which the Company has a working interest. "Net acres" represents the aggregate of the working interests of the Company in the gross acres.

During the year ended December 31, 1999, the Company participated in the drilling of 4 wells. All of these wells were drilled in Louisiana and completed as producing wells.

"Unproven" oil and gas properties are those on which the presence of commercial quantities of reserves of crude oil or natural gas has not been established.

"Undeveloped" acreage exists on those oil and gas properties where economically recoverable reserves are estimated to exist in proved reservoirs from wells to be drilled in the future.

(c) REAL PROPERTY OWNED

-------------------

The Company owns its pro rata share of 12.38 acres of real property in Navarro County Texas.

ITEM 3 - LEGAL PROCEEDINGS

--------------------------

The Company is not party to any proceedings or actions which management believes might have a material effect upon its financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

------------------------------------------------------------

     At the December 3, 1999 shareholders meeting, the shareholders (i) elected the Board of Directors (more fully discussed in Part III, Item 9) to serve until the next annual meeting or until their successor(s) are duly elected; (ii) appointed KPMG, LLP as the independent auditors of the Company until the close of the next annual meeting (KPMG has been the auditor for the Company since 1998); and (iii) authorized the Company, for a period of twelve months, to issue common stock of the Company through private placement(s) as a means of funding the future growth of the Company.

PART II

-------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

-----------------------------------------------------------------

(a) PRICE RANGE OF COMMON SHARES

The principal U.S. market in which the Company's Common Stock ($.001 par value, all of which are one class) has been traded is the Over the Counter market. The Company's common stock is quoted on the NASDAQ Electronic Bulletin Board (Symbol: "MOAT"). The following table sets forth the range of high and low closing bid prices for the Company's Common Stock on a quarterly basis since September 30, 1998 as reported by the National Quotation Bureau, Inc. (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). As of march 22 2000 the closing bid for the Company's common stock was $.51 per share. The foregoing and following information should not be taken as an indication of the existence of an established public trading market for the Company's Common Stock.

Bid Prices
Quarter Ended	High	Low
September 30, 1998	$.77	$.50
December 31, 1998	$.77	$.53
March 31, 1999	$.63	$.25
June 30, 1999	$.55	$.07
September 30, 1999	$.10	$.04
December 31, 1999	$.06	$.04

Holders

The approximate number of record holders of the Company's Common Stock as of December 31, 1999 was 131 , inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding as of December 31st, 1999 was 14,750,262 million shares, of which 11.1 million are free trading shares.

Dividends

Current management believes that the Company has not declared any cash dividends on its Common Stock since its inception in 1988. The Company has not declared any cash dividends on its Common Stock since current management assumed their positions in September 1998 and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

----------------------------------------------------------

CONDITION AND RESULTS OF OPERATIONS

-----------------------------------

The following is a discussion and comparison of the financial condition and results of operations of the Company as of and for the twelve months ended December, 1999 ("1999"). This discussion should be read in conjunction with the Company's Financial Statements, the notes related thereto, and the other financial data included elsewhere in this Annual Report on Form 10-KSB.

Overview

The Company is a development stage independent oil and gas exploration company whose strategic focus is the application of seismic imaging and subsurface exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the onshore mid continent United States. The Company attempts to leverage its technical experience and expertise with seismic and subsurface data to identify exploration and exploitation projects with significant potential economic return. The Company intends to participate in selected exploration projects as a non-operating, working interest owner, sharing both risk and rewards with its partners. The Company has pursued, and will continue to pursue, exploration opportunities in regions where the Company believes significant opportunity for discovery of oil and gas exists. By attempting to reduce drilling risk through seismic technology, the Company seeks to improve the expected return on investment in its oil and gas exploration projects.

The Company currently anticipates that it will participate in the drilling of at least two exploratory wells and 2 additional proven undeveloped wells (PUD)during its fiscal year ending December, 2000 ("2000"), although the number of wells may increase as additional projects are added to the Company's portfolio. However, there can be no assurance that any such wells will be drilled and if drilled that any of these wells will be successful. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND P ROPERTIES-Start-Up Nature Of The Company's Oil And Gas Business; Absence Of Profits."

The Company's future financial results continue to depend primarily on (i) the Company's ability to discover commercial quantities of hydrocarbons; (ii) the market price for oil and gas; (iii) the Company's ability to continue to source and screen potential projects; and (iv) the Company's ability to fully implement its exploration and development program. There can be no assurance that the Company will be successful in any of these respects or that the prices of oil and gas prevailing at the time of production will be at a level allowing for profitable production. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-Start-Up Nature of The Company's Oil And Gas Business; Absence Of Profits," "- Substantial Capital Requirements And Liquidity" and "- Risks Of Exploratory Drilling Activities."

Liquidity and Capital Resources

The Company had no outstanding long-term debt at December 31st, 1999.

It is anticipated that the future development of the Company's business will require additional (and possibly substantial) capital expenditures. Depending upon the extent of success of the Company's ability to sell additional prospects for cash, the level of industry participation in the Company's exploration projects.

See "ITEM 1. DESCRIPTION OF BUSINESS -Substantial Capital Requirements And Liquidity". The Company intends to attempt to limit capital expenditures by forming industry alliances and exchanging an appropriate portion of its interest for cash and/or a carried interest in its exploration projects. Although currently there are no commitments for additional funding, the Company may need to raise additional funds to cover capital expenditures. See "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES-- Disclosure Regarding Forward-Looking Statements And Cautionary Statements--Cautionary Statements-- and Reliance on Industry Participants."

Year 2000 Compliance

Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs traditionally have used two digits rather than four digits to define an applicable year. As a consequence, any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing interruption of operations, including temporary inability to perform seismic analysis and to perform accounting functions and delays in the receipt of payments from purchasers of oil and gas production, if any. The Company currently has reviewed the Company's computers and software as well as other material equipment that utilizes imbedded computer chips, such as facsimile machines and telephone systems, and has not found any information suggesting that the Company is vulnerable to potential Year 2000 failures in these areas. The Company has confirmed with the maker of its accounting software that it is Year 2000 compliant. In addition, the Company has confirmed with the vendors that it believes are its most significant vendors, and does not feel there is significant risk for the Company associated with Year 2000 failures. The Company's contingency plans include doing business with other vendors in the event that a vendor is disrupted by Year 2000 failures. The Company has identified other potential vendors for this purpose.

ITEM 7. FINANCIAL STATEMENTS

---------------------------

CASTLEGUARD ENERGY, INC.

(A DEVELOPMENT STAGE COMPANY)

Financial Statements and Schedule

December 31, 1999, 1998 and 1997

With Independent Auditors' Report Thereon

CASTLEGUARD ENERGY, INC.

Financial Statements and Schedule

December 31, 1999, 1998 and 1997

Table of Contents

PAGE

Independent Auditors' Report	F-1

Financial Statements

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Changes in Stockholders' Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6

Schedule A - General and administrative expenses	F-14

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Castleguard Energy, Inc.

Dallas, Texas

We have audited the accompanying balance sheets of Castleguard Energy, Inc., (A Development Stage Company), as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castleguard Energy, Inc., (A Development Stage Company) as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedule A is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The comparative financial statements for the year ended December 31, 1997 were audited by a certified public accountant who expressed an opinion without reservation on those financial statements.

Chartered Accountants

New Westminster, Canada

March 24, 2000

CASTLEGUARD ENERGY INC.
(A Development Stage Company)

BALANCE SHEETS

December 31, 1999 and 1998

Assets
	1999	1998
Current assets:
Cash and cash equivalents	$ 65,957	$ 36,852
Accounts receivable	471	4,342
Total current assets	66,428	41,194

Petroleum and natural gas interests, net (note 3)	1,117,296	301,202

Office equipment, net	165	900

TOTAL ASSETS	$ 1,183,889	$ 343,296

Liabilities & Stockholders' Equity

Current liabilities:
Accounts payable	$ 124,168	$ 90,188
Loans payable to related parties (note 6)	56,000	-
Total current liabilities	180,168	90,188

Subscriptions received (note 4)	100,900	137,296

Stockholders' equity:
Common stock (note 5)	14,751	12,000
Authorized 50,000,000 shares with $0.001 par value per share
Issued and outstanding 14,750,626 shares (1998 - 12,000,000 shares)
Additional paid-in capital	1,287,035	183,000
Deficit	(398,965)	(79,188)
Total stockholders' equity	888,070	115,812

Future operations (note 1)
Commitment (note 9)
Uncertainty due to the Year 2000 Issue (note 10)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 1,183,889	$ 343,296

See accompanying notes to financial statements.

Castleguard Energy Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

				From
				Incorporation
	Year	Year	Year	on July 22,
	ended	ended	ended	1988 to
	December 31,	December 31,	December 31,	December 31,
	1999	1998	1997	1999
Net sales:
Oil and gas sales	$ 53,486	$ 8,685	$ -	$ 62,171
Royalties	(2,902)	(1,277)	-	(4,179)
	50,584	7,408	-	57,992

Expenses:
Amortization and depletion	20,227	1,304	-	21,531
Lease operating expense	55,905	5,539	-	61,444
Loss on sale of assets	127,310	-	-	127,310
Production tax	2,057	-	-	2,057
Marketing/transportation	2,744	-	-	2,744
General and administration (schedule A)	162,115	74,766	-	241,881
Other	115	-	-	115
	370,473	81,609	-	457,082
Loss before interest income	(319,889)	(74,201)	-	(399,090)

Interest income	112	13	-	125

Net Loss	$ (319,777)	$ (74,188)	$ -	$ (398,965)

Net Loss per weighted average share (note 2(c))	$ (0.02)	$ (.03)	$ -	$ -

Weighted average number of common shares outstanding	14,092,449	2,915,146	1,000,000	-

See accompanying notes to financial statements.

Castleguard Energy, Inc.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in capital	deficit

Balance, December 31, 1997	5,000	$ 5,000	$ -	$ (5,000)

May 5, 1998:
Changed par value from $1.00 to $.001	-	(4,995)	4,995	-

May 5, 1998:
Forward stock split 200:1	995,000	995	(995)	-

Issuance of common stock for:
Cash proceeds	11,000,000	11,000	179,000	-

Net loss:
January 1, 1998 to December 31, 1998	-	-	-	(74,188)

Balance, December 31, 1998	12,000,000	12,000	183,000	(79,188)

Issuance of common stock for:
Cash proceeds	1,250,626	1,251	355,535	-
Interest in property (note 6)	1,500,000	1,500	748,500	-

Net loss:
January 1, 1999 to December 31, 1999	-	-	-	(319,777)

Balance, December 31, 1999	14,750,626	$ 14,751	$ 1,287,035	$ (398,965)

See accompanying notes to financial statements.

Castleguard Energy, Inc.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

				From
				Incorporation
	Year	Year	Year	on July 22,
	Ended	ended	ended	1988 to
	December 31,	December 31,	December 31,	December 31,
	1999	1998	1997	1999

Cash Flows from Operating Activities:
Net Loss	$ (319,777)	$ (74,188)	$ -	$ (398,965)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and amortization	20,227	1,304	-	21,531
Loss on sale of assets	127,310	-	-	127,310
Decrease (increase) in
accounts receivable	3,871	(4,342)	-	(471)
Increase in accounts payable	33,980	90,188	-	124,168
Net cash provided by (used in) activities	(134,389)	12,962	-	(126,427)

Cash Flows from Investing Activities:
Purchase of petroleum and natural gas interests	(442,387)	(301,202)	-	(743,589)
Proceeds on sale of petroleum and natural gas interests	229,491	-	-	229,491
Purchase of office equipment	-	(2,204)	-	(2,204)
	(212,896)	(303,406)	-	(516,302)

Cash Flows from Financing Activities:
Issuance of common stock for cash	152,297	100,000	-	257,297
Subscriptions received	168,093	227,296	-	395,389
Increase in loans payable to related parties	56,000	-	-	56,000
	376,390	327,296	-	708,686

Net increase in cash and cash equivalents	29,105	36,852	-	65,957

Cash and cash equivalents, beginning of period	36,852	-	-	-

Cash and cash equivalents, end of period (note 2(b))	$ 65,957	$ 36,852	$ -	$ 65,957

Non-cash financing and investing activities (note 7).

See accompanying notes to financial statements.

Castleguard Energy, Inc
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 1999, 1998 and 1997
Note 1 - Future Operations

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at December 31, 1999, the Company had a working capital deficiency of $113,740 (1998 - $48,994) and an accumulated deficit of $398,965 (1998 - $79,188). The Company is in the process of growing through the acquisition of oil and gas interests (note 3). The Company intends to finance this growth through the issuance of common stock and external debt. Future operations are dependent on the Company's ability to obtain financing from share issuances and external debt to finance acquisitions of property and on its ability to achieve earnings from its acquired operations.

Note 2 - Summary of Significant Accounting Policies and Practices
(a) Description of Business

The Company was organized July 22, 1988, under the laws of the State of Florida as V & A Holding Corporation. The Company currently has minimal operations and, in accordance with SFAS #7, is considered a development stage company.

On December 1, 1998, the Company changed it's name to Castleguard Energy Inc.
(b) Cash Equivalents

Cash equivalents of $65,957 and $36,852 at December 31, 1999 and 1998, respectively, consist of cash with a maturity of less than 90 days. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(c) Net Loss per Weighted Average Share
Net loss per weighted average share is calculated using the weighted average number of shares of common stock outstanding.
(d) Oil and Gas Sales
Petroleum and natural gas sales are recognized upon delivery to the metered gate at the common carrier pipeline.

Castleguard Energy, Inc
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 1999, 1998 and 1997

Note 2 - Summary of Significant Accounting Policies and Practices (continued)
(e) Property, Plant and Equipment

The Company utilizes the full-cost method of accounting for oil and gas properties, which involves capitalizing all acquisitions, exploration and development costs incurred for the purpose of finding oil and gas reserves, including the costs of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. The Company also capitalizes the portion of general and administrative costs which can be directly identified with acquisition, exploration or development of oil and gas properties. Costs associated with unevaluated properties are excluded from amortization. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties, the properties are sold, or management determines these costs to have been impaired. Cost of properties, including future development, site restoration, dismantlement and abandonment costs, which have proved reserves and those which have been determined to be worthless, are depleted on the unit of production method based on proved reserves. Additionally, the capitalized costs of oil and gas properties cannot exceed the present value of the estimated net cash flow from its proved reserves, together with the lower of cost or estimated fair value of its undeveloped properties (the full cost ceiling). Transactions involving sales of reserves in place, unless extraordinarily large portions of reserves are involved, are recorded as adjustments to accumulated depreciation, depletion and amortization.

Upon the acquisition or discovery of oil and gas properties, management estimates the future net costs to be incurred to dismantle, abandon and restore the property using geological, engineering and regulatory data available. Such cost estimates are periodically updated for changes in conditions and requirements. Such estimated amounts are considered as part of the full cost pool for purposes of amortization upon acquisition or discovery. Such costs are capitalized as oil and gas properties as the actual restoration, dismantlement and abandonment activities take place.

Office equipment is recorded at cost and depreciated on a straight-line basis over its estimated useful life of two years.
Tangible equipment is recorded at cost and depreciated on a straight-line basis over its estimated useful life of seven years.
(f) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Castleguard Energy, Inc
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 1999, 1998 and 1997

Note 2 - Summary of Significant Accounting Policies and Practices (continued)
(g) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Note 3 - Petroleum and Natural Gas Interests
The following table discloses certain financial data relative to the Company's evaluated oil and gas producing activities, which are located in Canada and United States:

	Canada	1999 United States	Total	Canada	1998 United States	Total
Costs incurred during year:

Capitalized:
Purchases of producing properties	$ 9,220	$ 904,568	$ 913,788	$ 80,000	$ 159,850	$ 239,850
Exploration costs	7,607	96,083	103,690	36,504	-	36,504
Development costs	21,619	153,290	174,909	24,848	-	24,848

	$ 38,446	$1,153,941	$1,192,387	$ 141,352	$ 159,850	$ 301,202

Petroleum and natural gas interests:
Balance, beginning of year	$ 141,352	$ 159,850	$ 301,202	$ -	$ -	$ -
Additions	38,446	1,153,941	1,192,387	141,352	159,850	301,202
Sales	(179,798)	(171,153)	(350,951)	-	-	-

Balance, end of year	$ -	$1,142,638	$1,142,638	$ 141,352	$ 159,850	$ 301,202

Castleguard Energy, Inc
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 1999, 1998 and 1997

Note 3 - Petroleum and Natural Gas Interests (continued)

Accumulated depletion and amortization:
Balance, beginning of year	$ -	$ -	$ -	$ -	$ -	$ -
Provision for depletion and amortization	-	19,492	19,492	-	-	-
Gain on sale of interests	-	5,850	5,850	-	-	-
Balance, end of year	$ -	$ 25,342	$ 25,342	$ -	$ -	$ -

Net capitalized costs	$ -	$ 1,117,296	$1,117,296	$ 141,352	$ 159,850	$ 301,202
Amortization and depletion per barrel		$ 17.77			$ -

During the year, the Company sold all of its interests in its Canadian petroleum and natural gas interests to a non-related entity. The net book value of the assets disposed were $179,798 and proceeds received were $52,488 resulting a loss of $127,310.

During the year, the Company also sold some of its interests in its United States petroleum and natural gas interests to a non-related company. The net book value of the assets disposed were $171,153 and proceeds received were $177,003 resulting a gain of $5,850. The gain was recorded as adjustment to accumulated depletion and amortization.

Note 4 - Subscriptions Received
At December 31, 1999, the Company had received $100,900 (1998 - $137,296) in subscriptions for the issuance of 1,003,000 shares (1998 - 457,653 shares), through private placement.
At the date of signing these financial statements, the outstanding 1999 subscriptions had not been exchanged for common stock.

Castleguard Energy, Inc
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 1999, 1998 and 1997

Note 5 - Common Stock
On March 1, 1989, the Company issued 5,000 shares of $1.00 par value common stock for services of $5,000.

On March 5, 1998, the State of Florida approved the Company's restated Articles of Incorporation, which increased its capitalization from 7,500 common shares to 50,000,000 common shares. The par value was changed from $1.00 to $0.001.

On May 5, 1998, the Company forward split its common stock 200:1, thus increasing the number of outstanding common stock shares from 5,000 shares to 1,000,000 shares.

Note 6 - Related Party Transactions

The Company has received oil and gas revenue and incurred lease operating expenses from properties owned by H & S Production, a company owned by the Chairman of the Board, totaling $17,155 (1998 - $Nil) and $30,824 (1998 - $Nil), respectively. At December 31, 1999 and 1998, the Company owes H & S Production $14,387 and $Nil, respectively, relating to operating activities. This amount is included in accounts payable.

In February 1999, the Company acquired a 8% working interest in oil and gas leases covering approximately 10,000 acres in Navarro County, Texas as well as 40 sq. miles of 3D seismic on this property from H & S Production in exchange for 1,500,000 shares of common stock at a fair value of $750,000 and $50,000 for a total cost of $800,000.

The loans payable of $56,000 include $28,000 due to H & S Production and $28,000 due to Bob Honea, president of the Company. The loans are interest free and repayable on March 31, 2000.

Note 7 - Non-cash financing and investing activities

In 1999, the Company acquired working interest in oil and gas property in exchange for 1,500,000 shares of common stock in the amount of $750,000 (see note 6). The Company also issued shares from the subscriptions received of $204,489 (1998 - $90,000). These amounts are not considered to be cash items and would not appear under cash flows from investing and financing activities.

Castleguard Energy, Inc
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 1999, 1998 and 1997

Note 8 - Income Taxes

Income tax expense attributable to income from continuing operations was $Nil, $Nil, and $Nil for the years ended December 31, 1999, December 31, 1998 and 1997, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income from continuing operations as a result of the following:

	1999	1998	1997

Computed "expected" tax recovery	$ (57,335)	$ (25,509)	$ -
Increase in income tax resulting from:
Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax expense	57,335	25,509	-

	$ -	$ -	$ -
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 and 1998 are presented below.
		1999	1998

Deferred tax assets:
Net operating loss carryforwards		$ 84,594	$ 27,259
Less valuation allowance		(84,594)	(27,259)

Net deferred tax assets		$ -	$ -

Castleguard Energy, Inc
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 1999, 1998 and 1997

Note 8 - Income Taxes (continued)

The valuation allowance for deferred tax assets as of December 31, 1999 and 1998 was $84,594 and $27,259, respectively. The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was an increase of $57,335 and $25,509, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $242,000 prior to the expiration of the net operating loss carryforwards in 2006. Taxable income for the years ended December 31, 1999 and 1998 was $Nil and $Nil, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management has fully provided a valuation allowance for the deferred tax assets.

At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $242,000 which are available to offset future federal taxable income, if any, through 2006.

Note 9 - Commitment
Included within cash and cash equivalents is a balance of $56,000 which is being held with the lawyer to facilitate the Company to buy back 1,836,071 shares at cost.
Note 10 - Uncertainty due to the Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

Note 11 - Oil and Gas Reserve Information - Unaudited

The Company's net proved oil and gas reserves at December 31, 1999 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange commission ("SEC"). Accordingly, the following reserve estimates are based upon existing economic and operating conditions at December 31, 1999.

Castleguard Energy, Inc
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Years ended December 31, 1999, 1998 and 1997

11. Oil and Gas Reserve Information - Unaudited (continued)

There are numerous uncertainties inherent in estimating quantities of proved reserves and in providing the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. In addition, the discounted future net cash flows should not be construed as the current market value of the Company's oil and gas properties or the cost that would be incurred to obtain equivalent reserves.

The following table sets forth an analysis of the Company's estimated quantities of net proved and proved developed oil (including condensate) and gas, all located in the United States. Information for 1998 is not provided as it is not available.

	Oil in Bbls	Natural Gas in Mcf

Proved reserves as at December 31, 1999	11,517	1,107,552

Proved developed reserves as at December 31, 1999	7,177	262,946

The following tables present the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by FASB. The oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at December 31, 1999 and has been escalated only where known and determinable price changes are provided by contracts and law. Future production and development costs are based on current costs with no escalations. Future net cash flows are the estimated future gross revenue less estimated production and ad valorem taxes, income taxes, operating expenses and capital expenditures. They do not consider business risks, or profit on investment.

Future cash flows		$ 2,385,572
Future production and development costs		(379,960)
Income taxes		(171,273)

Future net cash flows		1,834,339

10% annual discount		(714,970)

Standardized measure of discounted future net cash flows		$ 1,119,369

Castleguard Energy, Inc
(A Development Stage Company)

SCHEDULE A - GENERAL AND ADMINISTRATIVE EXPENSES

Years ended December 31, 1999, 1998 and 1997

				From
				Incorporation
	Year	Year	Year	on July 22,
	Ended	ended	ended	1988 to
	December 31,	December 31,	December 31,	December 31,
	1999	1998	1997	1999

Advertising	$ 312	$ -	$ -	$ 312
Bank charges	473	200	-	673
Courier service	3,266	565	-	3,831
Foreign exchange	496	-	-	496
Insurance	5,334	3,116	-	8,450
Meals and entertainment	16,410	4,047	-	20,457
Office	11,722	5,597	-	17,319
Professional fees	76,387	20,400	-	101,787
Telephone	9,803	737	-	10,540
Transfer agent	3,426	3,418	-	6,844
Travel	34,486	36,686	-	71,172

	$ 162,115	$ 74,766	$ -	$ 241,881

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

PART III

------

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

-----------------------------------------------------------------------

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

-------------------------------------------------

The Company's bylaws provide that Directors are to be elected by simple majority vote and are to serve until the annual meeting next following such election or a successor has been duly elected and qualified. Directors may be removed with or without cause by a majority vote of the stockholders and may be removed for cause by the Board. Vacancies on the board may be filled by the remaining directors or by the stockholders. The executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

The following sets forth the name, and position of each director and executive officer of the Company:
OFFICERS	AGE	CURRENT OFFICE
Scott G. Heape	50	Chairman, Director
Bob G. Honea	63	President, Treasurer/Secretary, Director
John L. Hawitt	37	Director
Benton J. Poole	49	Director

Scott G. Heape

Mr. Heape is President and Founder of H & S Production, Inc. and HSP Geophysical, Inc. He received a B.S. in Geology from Tulane University in 1972. He has engaged in all phases of the oil and gas business since 1972 where he served as an exploration geologist with Lone Star Producing Company, a wholly owned subsidiary of Lone Star Gas (now ENSERCH). From 1972 to 1975, Mr. Heape did extensive geological work for Lone Star in East Texas, Northern Louisiana, and Southern Arkansas. He went to work for Bass Enterprises in 1975 and left Bass in 1976 to form H & S Production, Inc., a Texas corporation.

Scott Heape is a Certified Petroleum Geologist by the American Association of Petroleum Geologists, a Certified Professional Geological Scientist by the Association of Professional Geological Scientists, a member of the Independent Petroleum Association of America (IPAA), the Society of Independent Professional Earth Scientists (SIPES), the Texas Independent Production and Royalty Owners Association (TIPRO), the East Texas Geological Society and Dallas Geological Society.

Bob G. Honea

Mr. Honea has over 30 years of experience in the domestic and international oil field tubular business. During this time, he has dealt with both major and independent oil and gas companies.

Mr. Honea is the President of National Tubular Products, Inc. and NTP Energy, Inc., both of Dallas, Texas.

John L. Hawitt

Mr. Hawitt graduated from Queens University with a Bachelor of Arts Degree and from the University of Wales in Great Britain with a Bachelor of Law Degree. Mr. Hawitt worked as a corporate lawyer for an International law firm in London, and Dubai, UAE, for five years.

Benton J. Poole

Mr. Poole received a Bachelor of Business Administration degree from the Texas Tech University in 1973 and a Doctor of Jurisprudence degree from Texas Tech University School of Law in 1976. Mr. Poole has 24 years of experience in the private practice of law and is presently a solo practitioner concentrating in oil, gas and mineral law. He is a member of the State Bar of Texas, the American Bar Association and the Dallas Bar Association and is a member of the Oil, Gas and Mineral Law/Energy Law Section of each.

ITEM 10 - EXECUTIVE COMPENSATION

--------------------------------

At March 22, 2000, the Company had no salaried employees, either in field operations or office and administrative activities. The Company contracts with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to perform the office and administrative activities of the Company. The Company also utilizes the services of outside consultants on a contract basis.

As of March 22, 2000 there has been no salaries paid to any of the officers or Directors of the company. Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

------------------------------------------------------------------------

The following table sets forth, as of December 31, 1999, information with respect to (1) any person known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (2) the shares of Common Stock beneficially owned by each officer and director of the Company, and (3) the total of the Company's Common Stock beneficially owned by the Company's officers and directors as a group. Except as noted in the footnotes, it is the belief of the Company that each stockholder listed below holds the sole voting and investment power with regard to the shares owned beneficially by such stockholder:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Common Stock Outstanding(1)
Scott Heape Dallas, Texas	100,000.68%

H & S Production, Inc. Dallas, Texas	1,500,000	10.71%

Bob H. Honea Dallas, Texas	100,000.68%

National Tubular Products Inc. Profit Sharing Plan Dallas, Texas	520,000	3.53%

John L. Hawitt Hamilton, Bermuda	472,000	3.20%

Benton Poole Dallas, Texas	100,000.68%

All officers and directors as a group (5 persons)	2,982,000	20.22%

FIVE PERCENT STOCKHOLDERS
H & S Production, Inc. Dallas, Texas	1,500,000	10.71%

(1) Based upon 14.750,626 million shares issued and outstanding as December 31 , 1999.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------

In February 1999, the company acquired a 8% working interest on oil and gas leases covering approximately 10,000 acres in Navarro County, Texas, as well as 36 square miles of 3D seismic on this property from H&S Production, Inc., a related company, in exchange for 1.5 million shares of common stock valued at $.50 per share. The first development well on the property was spudded on February 22, 1999.

ITEM 13 - EXHIBITS AND REPORTS

------------------------------------------

(a) These following documents are filed as part of this report:

1.	Financial Statements
See index to financial statements in Part II, Item 7 of this report

2.	Financial Statement Schedules

All other schedules are omitted because the information is not required under the related instructions or is inapplicable or because the information is included in the Financial Statements or related Notes.

3.	Exhibits
3(i)	Certificate of Incorporation of Registrant and Amendments thereto.
27	Financial Data Schedule

(b) Reports on Form 8-K

No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CASTLEGUARD ENERGY, INC.

April 14, 2000	/s/ Bob G. Honea
BY: Bob G. Honea, Director/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
BOB G. HONEA /s/ Bob G. Honea	Director/President Corporation Secretary	April 14, 2000

SCOTT HEAPE /s/ Scott Heape	Director	April 14, 2000

JOHN L. HAWITT /s/ John L. Hawitt	Director	April 14, 2000

BENTON POOLE /s/ Benton Poole	Director	April 14, 2000

EXHIBIT 3(i)

CERTIFICATE OF INCORPORATION

OF

V & A HOLDING CORPORATION

ARTICLE I

The name of this corporation is V & A Holding Corporation.

ARTICLE II

GENERAL NATURE OF BUSINESS

The general nature of this business shall be that of the investment and ownership of shares of stock in various active businesses and other related and incidental functions, and the objects and purposes proposed to be transacted and carried on are to do any and all of the things hereinmentioned, as fully and to the same extent as natural persons might or could do, viz:

(A) To improve, buy, sell, exchange, mortgage, rent, lease, invest in , build, erect equip, maintain, deal in and with, dispose of, manage and operate real property, both improved and unimproved, and personal property of whatsoever nature or kind, as owner, agent, factor, or broker: to build, construct and alter housed, buildings and structures of whatsoever nature or kind, and to develop real property generally, to loan money upon real and personal property and to take mortgages and bonds, and assignments of mortgages and bonds upon real and personal property of whatsoever nature or kind: and to borrow money thereon by mortgage or otherwise: to buy, sell and deal in bonds and loans secured by mortgages or other liens on real property or personal property of all kinds and description.

(B) To purchase, manufacture, acquire, hold, own, mortgage, hypothecate, pledge, lease, sell, assign, transfer, invest in, trade in, deal in, borrow and lend money upon goods, wares, merchandise and real and personal property of every kind and description.

(C) To act as agent, broker or attorney in fact for any persons, firms or corporations in buying, selling and dealing in real or personal property of whatsoever nature or kind and any and every estate and interest therein, and choses in action and secured thereby, judgements resulting therefrom, and other personal property collateral thereto, in making or obtaining loans upon such property, in supervising, managing and protecting such property and loans and all interest in and claims affecting the same, in effecting insurance against fire and all other risks thereon, and in managing and conducting any legal actions, proceedings and business relating to any of the purposes hereinmentioned or referred to: to register mortgages and deeds of trust of real property or chattels real and all other securities collateral thereto; to investigate and report upon the credit and financial solvency and sufficiency of borrowers and sureties upon such securities; and to transact all or any other business which may be necessary or incidental or proper to the exercise of any or all of the purposes of the corporation.

(D) To subscribe for, purchase, invest in, hold, own, assign, pledge, and otherwise dispose of shares of capital stock, bonds, mortgages, debentures, notes and other securities, obligations, contracts and evidences of indebtedness of any persons, firms, associations, or other corporations, whether domestic or foreign, and to exercise in respect of any such shares of stocks, bonds, and other securities, any and all rights, powers and privileges of individual ownership, including the right to vote thereon, to issue bonds and other obligations, and to secure the same by pledging or mortgaging the whole or any part of the property of the company, and to sell such bonds and other obligations for proper corporate purposes, and to do any and all acts and things tending to increase the value of the property at any time held by the company.

(E) To acquire, hold undertake and fully exploit the good will, property, rights, franchises, and assets of every kind, and the liabilities of any person, firm, association or corporation, either wholly or partly, and to pay for the same in cash, stocks or bonds of the company or otherwise.

(F) To borrow money and contract debts when necessary in the purchase or acquisition of real, personal and intangible property, business rights or franchises, or for additional working capital, or for any other object in or about its business or affairs and without limit as to amount, to incur debt and to raise, borrow and secure the payment of money in any lawful manner, including the issue and sale or other disposition of bonds, warrants, debentures, obligations, negotiable and transferable instruments and evidences of indebtedness of all kinds, whether secured by mortgage, pledge, deed of trust or otherwise.

(G) In any manner to acquire, enjoy, utilize and to dispose of patents, copyrights, trademarks, and any license or other rights or interest therein and thereunder.

(H) To conduct business and operations and to have one or more offices and hold, purchase, mortgage, lease, dispose of, deal in , and convey real and personal property without restrictions in this state and in any other of the several states, territories, possessions, and dependencies of the United States, the District of Columbia, and in any and all foreign countries.

(I) To purchase or otherwise acquire, become interested in and with, invest in , hold, pledge, sell, mortgage, lend money on, exchange or otherwise dispose of, or turn to account or realize upon as owner, agent, broker, or factor, all forms of securities, including stocks, bonds, debentures, mortgages, notes, evidences of indebtedness, leases, options, certificates of interest, participation certificates, voting trust certificates evidencing shares of or interest in common law trusts, trusts and trust estates or associations, certificates of trust or beneficial interest in trusts, mortgages, contracts and other instruments, securities and rights; to investigate and report with respect to, and to undertake, carry on, aid, assist or participate in the organization, liquidation or reorganization of financial, commercial, mercantile, manufacturing, industrial or other business concerns, firms, associations and corporations: to institute, participate in or promote commercial, mercantile, financial and industrial enterprises and operations.

(J) To engage in and carry on any advertising business in connection with property of any nature, owned, leased or otherwise acquired by this corporation, as principal or agent, with powers to let contracts for any such advertising, and to make and carry out contracts of every kind and nature that may be conducive to the accomplishment of any purposes of the corporation.

(K) To do any and all things, and everything necessary and proper for the accomplishment of the objects enumerated in this Certificate of Incorporation or any amendment thereto necessary and incidental to the protection and benefit of the corporation, and in general to carry on any lawful business necessary or incidental to the attainment of the objects of the corporation, whether or not such business is similar in nature to the objects set forth herein, it being understood that the enumeration of specific powers in the Certificate of Incorporation shall not be deemed to be exclusive, but all other lawful powers conferred by the statutes of the State of Florida are hereby included.

ARTICLE III

The capital stock of this corporation shall be 7,500 shares of $1.00 par value. All of said stock shall be payable in cash, property, real or personal, labor or services in lieu of cash, at a just valuation to be fixed by the Board of Directors of this corporation.

ARTICLE IV

PREEMPTIVE RIGHTS

Every shareholder, upon the sale for cash of any new stock of this corporation of the same kind, class or series as that which he already holds, shall have the right to purchase his pro rata share thereof (as nearly as may be done without issuance of fractional shares) at the price at which it is offered to others.

ARTICLE V

DURATION

This corporation shall exist perpetually unless sooner dissolved according to law.

ARTICLE VI

INITIAL PRINCIPAL OFFICE AND AGENT

The street address of the initial principal office of this corporation is 1320 South Dixie Highway, Suite 900, Coral Gables, Florida, 33146, and the name and address of the initial registered agent of this corporation is Marc A. Kuperman, Esquire, MARC A. KUPERMAN, P.A., 1320 South Dixie Highway, Coral Gables, Florida 33146.

ARTICLE VII

INITIAL BOARD OF DIRECTORS

This corporation shall have one director initially. The number of directors may be either increased or diminished from time to time by the By-Laws buy shall never be less than one. The name and address of the initial director of this corporation is:

Ms. Fatima Silva

100 Elm Street

Providence, Rhode Island 02903

ARTICLE VIII

INCORPORATOR

The name and address of the person signing these Articles is:

Ms. Fatima Silva

100 Elm Street

Providence, Rhode Island 02903

ARTICLE IX

INITIAL BOARD OF DIRECTORS

This corporation reserves the right to amend or repeal any provisions contained in this Certificate of Incorporation, or any amendment hereto, and any right conferred upon the shareholders.

        /s/ Fatima Silva

Fatima Silva, Subscriber

STATE OF RHODE ISAND     )

                                                      ss:

COUNTY OF PROV               )

Before me, a Notary Public authorized to take acknowledgements in the state and county set forth above, personally appeared Fatima Silva, known to me and known by me to be the person who executed the foregoing Certificate of Incorporation, and she acknowledged before me that she executed the Certificate of Incorporation.

IN WITNESS WHEREOF, I have hereunto set my hand affixed my official seal, in the state and county aforesaid, this   19   day of July, 1988.

        /s/

Notary Public, State of Rhode Island

My commission expires: 6-30-91

Having been named to accept service of process for the above named corporation, at place designated in these Articles, I hereby accept to act in this capacity and agree to comply with the provision of said Act relative to keeping open said office.

        /s/   Marc A. Kuperman

Marc A. Kuperman, Esquire

Resident Agent

ARTICLES OF AMENDMENT TO

V & A HOLDINGS, INC.

THE UNDERSIGNED, being the sole director and president of V & A Holdings, Inc., does hereby amend the Articles of Incorporation of V & A Holdings, Inc., as follows:

ARTICLE I

CORPORATE NAME

The name of the Corporation shall be changed to MK&A HOLDINGS, INC.

ARTICLE II

PURPOSE

The Corporation shall be organized for any and all purposes authorized under the laws of the state of Florida.

ARTICLE III

PERIOD OF EXISTENCE

The period during which the Corporation shall continue is perpetual.

ARTICLE IV

SHARES

The capital stock of this corporation shall consist of 50,000,000 shares of common stock, $.001 par value.

ARTICLE V

PLACE OF BUSINESS

The address of the principal place of business of this corporation in the State of Florida shall be 7695 S.W. 104th Street, Suite 210, Miami, FL 33156. The Board of Directors may at any time and from time to time move the principal office of this corporation.

ARTICLE VI

DIRECTORS AND OFFICERS

The business of this corporation shall be managed by its Board of Directors. The number of such directors shall not be less than one (1) and, subject to such minimum may be increased or decreased from time to time in the manner provided in the By-Laws.

ARTICLE VII

DENIAL OF PREEMPTIVE RIGHTS

No shareholder shall have any right to acquire shares or other securities of the Corporation except to the extent such right may be granted by an amendment to these Articles of Incorporation or by a resolution of the board of Directors .

ARTICLE VIII

AMENDMENT OF BYLAWS

Anything in these Articles of Incorporation, the Bylaws, or the Florida Corporation Act notwithstanding, bylaws shall not be adopted, modified, amended or repealed by the shareholders of the Corporation except upon the affirmative vote of a simple majority vote of the holders of all the issued and outstanding shares of the corporation entitled to vote thereon.

ARTICLE IX

SHAREHOLDERS

9.1. Inspection of Books. The board of directors shall make reasonable rules to determine at what times and places and under what conditions the books of the Corporation shall be open to inspection by shareholders or a duly appointed representative of a shareholder.

9.2.  Control Share Acquisition. The provisions relating to any control share acquisition as contained in Florida Statutes now, or hereinafter amended, and any successor provision shall not apply to the Corporation.

9.3.  Quorum. The holders of shares entitled to one-third of the votes at a meeting of shareholder's shall constitute a quorum.

9.4.  Required Vote. Acts of shareholders shall require the approval of holders of 50.01% of the outstanding votes of shareholders.

ARTICLE X

LIABILITY AND INDEMNIFICATION OF DIRECTORS AND OFFICERS

To the fullest extent permitted by law, no director of officer of the Corporation shall be personally liable to the Corporation or its shareholders for damages for breach of any duty owed to the Corporation or its shareholders. In addition, the Corporation shall have the power, in its By-Laws or in any resolution of its stockholders or directors, to undertake to indemnify the officers and directors of this corporation against any contingency or peril as may be determined to be in the best interests of this corporation, and in conjunction therewith, to procure, at this corporation's expense, policies of insurance.

ARTICLE XI

CONTRACTS

No contract or other transaction between this corporation and any person, firm or corporation shall be affected by the fact that any officer or director of this corporation is such other party or is, or at some time in the future becomes, an officer, director or partner of such other contracting party, or has now or hereafter a direct of indirect interest in such contract.

I hereby certify that the following was adopted by a majority vote of the shareholders and directors of the corporation on May 4, 1998 and that the number of votes cast was sufficient for approval.

    /s/ Marc A. Kurperman

Marc A. Kurperman, Sole Director and President

The foregoing instrument was acknowledged before me on May 4, 1998, by Mark A. Kurperman, who is personally known to me.

     /s/    E. P. Littman

                                Notary Public

My commission expires: March 29, 2000

ARTICLES OF AMENDMENT

OF

MK&A Holdings, Inc.

PURSUANT TO SECTION 607.1006 OF THE FLORIDA BUSINESS CORPORATION ACT, THE UNDERSIGNED CORPORATON ADOPTS THESE ARTICLES OF AMENDMENT.

FIRST:  THE NAME OF THE CORPORATION IS MK&A HOLDINGS, INC.

SECOND:  THE ARTICLES OF INCORPORATION ARE AMENDED BY CHANGING THE ARTICLE NUMBER I (ONE) SO THAT, AS AMENDED, SAID ARTICLE SHALL READ AS FOLLOWS:

The name of this corporation shall be changed to Castleguard Energy, Inc.

THE AMENDMENT TO THE ARTICLES OF INCORPORATION OF THE CORPORATION SET FORTH ABOVE WAS ADOPTED BY THE BOARD OF DIRECTORS ON October 29, 1998 .

SIGNED ON     11/20/98                      .

           /s/ Norman J. Mackenzie

                                             BY Norman J. Mackenzie

  (Member of Board of Directors)