Form 10QSB
period 2000-03-31
CASTLEGUARD ENERGY INC
filed 2000-05-19
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

(214) 361-1755
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:
Common Stock Without Par Value
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X] NO [ ]

At March 31, 2000, there were 14,750,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Part 1.	Financial Information:

Item 1.	Financial Statements
Accountant's Review Report
Balance Sheets - March 31, 2000 (Unaudited) and December 31, 1999 (Audited)
Statements of Operations - For the Three Months Ended March 31, 2000 and 1999 (Unaudited)
Statements of Cash Flows - For the Three Months Ended March 31, 2000 and 1999 (Unaudited)
Notes to Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.	Other Information:

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Item 1.

CASTLEGUARD ENERGY, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheets of Castleguard Energy, Inc. as of March 31, 2000, and the related statements of income and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Jackson & Rhodes P.C.

Dallas, Texas
May 17, 2000

CASTLEGUARD ENERGY INC.

BALANCE SHEETS

March 31, 2000 and December 31, 1999

	3/31/2000
	(Unaudited)	12/31/1999
Assets

Current assets:
Cash and cash equivalents	$70,952	$65,957
Accounts receivable	20,554	471
Total current assets	91,506	66,428

Petroleum and natural gas interest, net	1,112,013	1,117,296

Office equipment, net	1,225	165

TOTAL ASSETS	$1,204,744	$1,183,889

Liabilities & Stockholders' Equity

Current liabilities:
Accounts payable	$121,262	$124,168
Loans payable to related parties	0	56,000
Total current liabilities	121,262	180,168

Subscriptions received	189,000	100,900

Stockholders' equity:
Common stock	14,751	14,751
Authorized 50,000,000 shares with $0.001
par value per share
Issued and outstanding 14,750,626 shares

Additional paid-in capital	1,287,035	1,287,035
Deficit	(407,304)	(398,965)
Total stockholders' equity	894,482	902,821

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,204,744	$1,183,889

CASTLEGUARD ENERGY INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended 3/31/2000	Three months ended 3/31/1999

Net Sales:
Oil and gas sales	$32,140	$12,825
Royalties	0	(1,205)
	32,140	11,620

Expenses:
Lease operating expense	1,642	35,552
Production tax	1,284	0
Amortization and depletion	9,189	3,112
General and administration	28,364	69,041
	40,479	107,705
Loss before interest income	(8,339)	(96,085)

Interest income	0	60

Net loss	$(8,339)	$(96,025)

Net Loss per weighted average
share	$(.00)	$(.01)

Weighted average number of common
shares outstanding	14,750,626	12,947,505

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter ended 3/31/2000	Quarter Ended 3/31/1999

Cash Flows from Operating Activities:
Net Loss	$(8,339)	$(96,025)
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Depletion and amortization	9,189	4,361
Decrease (increase) in
accounts receivable	(20,083)	(1,428)
Increase (Decrease) in
accounts payable	(2,906)	177,072
Net cash provided by (used in) operating
activities	(22,139)	83,980

Cash Flows from Investing Activities:
Purchase of petroleum and
natural gas interests	(4,966)	(329,230)
Net cash (used in) investing activities	(4,966)	(329,230)

Cash Flows from Financing Activities:
Issuance of common stock for cash	0	208,166
Subscriptions received	88,100	30,000
Repayment of loans to
related parties	(56,000)	0
Net cash provided by financing activities	32,100	238,166

Net increase in cash and cash equivalents	4,995	(7,084)

Cash and cash equivalents,
beginning of period	65,957	36,851

Cash and cash equivalents,
end of period	$70,952	$29,767

CASTLEGUARD ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

Three months ended March 31, 2000
Note 1 - Future Operations

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at March 31, 2000, the Company had a working capital deficiency of $29,756 (1999 - $113,740) and an accumulated deficit of $407,304 (1999- $398,965). The Company is in the process of growing through the acquisition of oil and gas interests (note 3). The Company intends to finance this growth through the issuance of common stock and external debt. Future operations are dependent on the Company's ability to obtain financing from share issuances and external debt to finance acquisitions of property and on its ability to achieve earnings from its acquired operations.

Note 2 - Summary of Significant Accounting Policies and Practices
(a) Description of Business

Castleguard Energy, Inc. is an independent energy company engaged in the exploration for and the acquisition, development, exploitation and operation of crude oil and natural gas properties, and in the production of crude oil and natural gas in North America. The Company's activities are conducted principally in the states of Texas and Louisiana.

(b) Net Loss per Weighted Average Share
Net loss per weighted average share is calculated using the weighted average number of shares of common stock outstanding.
(c) Oil and Gas Sales
Petroleum and natural gas sales are recognized upon delivery to the metered gate at the common carrier pipeline.
(d) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements  should be read   in  Conjunction  with those  financial  statements  included in  the  Form

CASTLEGUARD ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

Three months ended March 31, 2000

10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 3 - Subscriptions Received
At March 31, 2000, the Company had received $189,000 (1999 - $100,900) in subscriptions for the issuance of 1,762,000 shares (1999 - 1,003,000 shares), through private placement.
At the date of signing these financial statements, the outstanding 1999 subscriptions had not been exchanged for common stock.
Note 4 - Related Party Transactions

     The Company received oil and gas revenue and incurred lease operating expenses from properties owned by H & S Production, a company owned by the Chairman of the Board, totaling $17,155 (1999 - $30,824). At December 31, 1999, the Company owed H & S Production $14,387, relating to operating activities.

     In February 1999, the Company acquired a 8% working interest in oil and gas leases covering approximately 10,000 acres in Navarro County, Texas as well as 40 sq. miles of 3D seismic on this property from H & S Production in exchange for 1,500,000 shares of common stock at a fair value of $750,000 and $50,000, respectively, for a total cost of $800,000.

The loans payable of $56,000 include $28,000 due to H & S Production and $28,000 due to the president of the Company. The loans were interest free and were repaid prior to March 31, 2000.

Item 2.

CASTLEGUARD ENERGY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27a of the Securities Act of 1933, as amended (the "Securities Act"), and section 21e of the Securities Exchange Act of 1934, as amended (the "exchange act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward- looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, price levels for oil and natural gas, concentration of oil and natural gas reserves and production, drilling risks, uncertainty of oil and gas reserves, risks associated with the development of additional revenues and with the acquisition of oil and gas properties and other energy assets, operating hazards and uninsured risks, general economic conditions, governmental regulation, changes in industry practices, marketing risks, one time events and other factors described herein ("cautionary statements"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward- looking statements. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information - Cautionary Statements" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, which is incorporated herein by reference.

     The Company is an independent oil and gas exploration company whose strategic focus is the application of advanced seismic imaging and computer-aided exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the states of Texas and Louisiana. The Company attempts to leverage its technical experience and expertise with seismic to identify exploration and exploitation projects with significant potential economic return. The company intends to participate in selected exploration projects as a non-operating, working interest owner, sharing both risk and rewards with its partners. The Company has and will continue to pursue exploration opportunities in regions where the Company believes significant opportunity for discovery of oil and gas exists. By reducing drilling risk through seismic technology, the Company seeks to improve the expected return on investment in its oil and gas exploration projects. The Company attempts to limit capital requirements by forming industry alliances and exchanges a portion of its interest for cash and/or a carried interest in its exploration projects.

Results of Operations - Comparison of Three Month Periods Ended March 31, 2000 and 1999

     Results of operations improved in the first quarter of 2000 compared to 1999 with a substantial reduction in the Company's operating loss to $8,339. The prior year loss was increased because of one time costs incurred associated with redirecting the Company to its current plan. The first quarter of 2000 improved due to higher revenues from oil and gas attributable to increased production from the Company's interest in Minden Dome in Louisiana and higher prices for oil and natural gas. Excluding working capital changes, the first quarter of 2000 was slightly cash flow positive.

Liquidity and Capital Resources

    Although operating at a slight positive cash flow in the first quarter of 2000, the Company still has negative working capital at March 31, 2000 of $29,756, but down from $113,740 at December 31, 1999. Ability to execute the Company's business plan will depend upon success in obtaining additional cash resources from sales of capital stock, sales of existing properties, or industry alliances to limit the Company's need to fund projects. Management believes future cash flows from existing properties will be adequate to fund current operating requirements.

Inflation and Changing Prices

   The impact of inflation, as always, is difficult to assess. During 1997 and 1998, the oil and gas industry remained depressed; however as of December 31, 1999, oil prices had made a rebound and were consistently improving. This improvement has continued and actually increased in the first quarter of 2000. The general softening of the market prior to and into 1999 had reduced the cost of labor, materials, contract services, and other operating costs; therefore, the increase in oil prices could cause an increase in operating costs. The Company cannot anticipate where cost and revenue trends will head; however, a sudden increase in inflation and/or an increase in operating costs coupled with a cessation of the current improved trend of oil prices could have an adverse effect on the operations of the Company.

Part II. Other Information

Item 1. Legal Proceedings
Not Applicable

Item 2. Changes in Securities and Use of Proceeds
Not Applicable

Item 3. Defaults Upon Senior Securities
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5. Other Information
Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits - None

(b)	Reports on Form 8-K - No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CASTLEGUARD ENERGY, INC.

May 19, 2000	/s/ Bob G. Honea
BY: Bob G. Honea, Director/President