Form 10QSB
period 2000-06-30
CASTLEGUARD ENERGY INC
filed 2000-08-14
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

YES [X] NO [ ]

At June 30, 2000, there were 18,650,626 Common shares outstanding.
______________________________
Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Part 1.	Financial Information:

Item 1.	Financial Statements
Accountant's Review Report
Balance Sheets - June 30, 2000 (Unaudited) and December 31, 1999 (Audited)
Statements of Operations - For the Three Months and Six Months Ended June 30, 2000 and 1999 (Unaudited)
Statements of Cash Flows - For the Six Months Ended June 30, 2000 and 1999 (Unaudited)
Statements of Stockholders' Equity - For the Year ended December 31, 1999 (audited) and the Six Months ended June 30, 2000 (Unaudited)
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

Board of Directors
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheets of Castleguard Energy, Inc. as of June 30, 2000, and the related statements of income for the three and six month periods and cash flows and stockholders' equity for the six month period then ended. These financial statements are the responsibility of the Company's management.

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

Jackson & Rhodes P.C.

Dallas, Texas
August 9, 2000

CASTLEGUARD ENERGY INC.

BALANCE SHEETS

June 30, 2000 and December 31, 1999

	6/30/2000 (Unaudited)	12/31/1999
Assets

Current assets:
Cash and cash equivalents	$99,244	$65,957
Accounts receivable	74,051	471
Total current assets	173,295	66,428

Petroleum and natural gas interests, net	1,105,518	1,117,296

Office equipment, net	1,041	165

TOTAL ASSETS	$1,279,854	$1,183,889

Liabilities & Stockholders' Equity

Current liabilities:
Accounts payable	$85,678	$124,168
Loans payable to related parties	-	56,000
Total current liabilities	85,678	180,168

Subscriptions received	75,900	100,900

Stockholders' equity:
Common stock, authorized 50,000,000
shares with $0.001 par value per share;
issued and outstanding: 18,650,626 and 14,750,626 shares	18,651	14,751

Additional paid-in capital	1,478,135	1,287,035
Deficit	(378,510)	(398,965)
Total stockholders' equity	1,118,276	902,821

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,279,854	$1,183,889

CASTLEGUARD ENERGY INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended 6/30/2000	Three months ended 6/30/1999	Six months ended 6/30/2000	Six months ended 6/30/1999

Net Sales:
Oil and gas sales	$ 83,285	$ 15,765	$ 115,425	$ 28,590
Royalties	-	(1,611)	-	(2,817)
	83,285	14,154	115,425	25,773

Expenses:
Lease operating expense	1,622	16,930	3,264	52,483
Production tax	4,695	-	5,979	-
Amortization and depletion	9,223	5,168	18,412	4,462
General and administrative	38,951	42,307	67,315	115,166
	54,492	64,405	94,970	172,111

Income (Loss) before interest income	28,793	(50,251)	20,455	(146,337)

Interest income	-	34	-	94

Net income (loss)	$ 28,793	$ (50,218)	$ 20,455	$ (146,243)

Net Income (Loss) per weighted average share	$ .00	$ (.00)	$ .00	$ (.01)

Weighted average number of common shares outstanding	15,075,000	13,360,000	15,075,000	13,360,000

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended 6/30/2000	Six months ended 6/30/1999

Cash Flows from Operating Activities:
Net Income (Loss)	$20,455	$(146,243)
Adjustments to reconcile net
Income (Loss) to net cash provided by
Operating activities:
Depletion and amortization	18,412	9,530
Decrease (increase) in
Accounts receivable	(73,580)	(11,674)
Increase (Decrease) in
Accounts payable	(38,491)	208,769
Net cash provided by (used in) operating
Activities	(73,204)	60,382

Cash Flows from Investing Activities:
Purchase of petroleum and
natural gas interests	(7,509)	(378,972)
Net cash (used in) investing activities	(7,509)	(378,972)

Cash Flows from Financing Activities:
Issuance of common stock for cash	-	235,989
Subscriptions received	170,000	60,000
Repayment of loans to
related parties	(56,000)	-
Net cash provided by financing activities	114,000	295,989

Net increase in cash and cash equivalents	33,287	(22,600)

Cash and cash equivalents,
beginning of period	65,957	36,851

Cash and cash equivalents,
end of period	$99,244	$14,251

CASTLEGUARD ENERGY INC. STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited for the year 2000 first six months)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit

Balance at December 31, 1998	12,000,000	$ 12,000	183,000	(79,188)

Issuance of common stock for:
Cash proceeds	1,250,626	1,251	355,535
Interest in property	1,500,000	1,500	748,500

Net loss:
January 1, 1999 to
December 31, 1999	-	-	-	(319,777)

Balance at December 31, 1999	14,750,626	14,751	1,287,035	(398,965)

Issuance of common stock for:
Cash proceeds	3,900,000	3,900	191,100

Net income:
January 1, 2000 to
June 30, 2000	-	-	-	20,455

Balance, June 30, 2000	18,650,626	$ 18,651	$1,478,135	$ (378,510)

CASTLEGUARD ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

Six months ended June 30, 2000
Note 1 - Future Operations

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As at June 30, 2000, the Company had an accumulated deficit of $378,510 (1999- $398,965). The Company is in the process of growing through the acquisition of oil and gas interests (note 3). The Company intends to finance this growth through the issuance of common stock and external debt. Future operations are dependent on the Company's ability to obtain financing from share issuances and external debt to finance acquisitions of property and on its ability to achieve earnings from its acquired operations.

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

(b) Net Income (Loss) per Weighted Average Share
Net income (loss) per weighted average share is calculated using the weighted average number of shares of common stock outstanding.
(c) Oil and Gas Sales
Petroleum and natural gas sales are recognized upon delivery to the metered gate at the common carrier pipeline.
(d) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim  unaudited financial statements should   be read in  conjunction with those  financial

CASTLEGUARD ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

Six months ended June 30, 2000

statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Note 3 - Subscriptions Received
At June 30, 2000, the Company had received $75,900 (1999 - $100,900) in subscriptions for the issuance of 203,000 shares (1999 - 1,003,000 shares), through private placement.
At the date of filing these financial statements, the outstanding subscriptions had not been exchanged for common stock.
Note 4 - Related Party Transactions

The Company received oil and gas revenue and incurred lease operating expenses from properties owned by H & S Production, a company owned by the Chairman of the Board, totaling $17,155 (1999 - $30,824). At December 31, 1999, the Company owed H & S Production $14,387, relating to operating activities.

In February 1999, the Company acquired an 8% working interest in oil and gas leases covering approximately 10,000 acres in Navarro County, Texas as well as 40 sq. miles of 3D seismic on this property from H & S Production in exchange for 1,500,000 shares of common stock at a fair value of $750,000 and $50,000, respectively, for a total cost of $800,000.

The loans payable of $56,000 at December 31, 1999, include $28,000 due to H & S Production and $28,000 due to the president of the Company. The loans were interest free and were repaid prior to March 31, 2000 .

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

Results of Operations - Comparison of Three Month Periods Ended June 30, 2000 and 1999

     Results of operations continued to improve in the second quarter of 2000 which, combined with the small loss in the first quarter, resulted in a slight net income ($20,455) for the first six months of this year compared to a loss of ($146,243). The improvement was driven by higher revenues from oil and natural gas attributable to increased production from the Company's interest in the Minden Dome in Louisiana and higher prices for such production. Revenues increased 488% in the quarter compared to 1999 and 348% for the six months over 1999. Operating results were also positively impacted by lower general and administrative costs in the year 2000 with 1999 experiencing one time costs of reorganizing and altering the Company's business. Excluding working capital changes, both quarters of 2000 were cash flow positive.

Liquidity and Capital Resources

    Although operating at a slight positive cash flow in the first half of 2000, ability to execute the Company's business plan will depend upon success in obtaining additional cash resources from sales of capital stock, sales of existing properties, or industry alliances to limit the Company's need to fund projects. Management believes future cash flows from existing properties will be adequate to fund current operating requirements.

Inflation and Changing Prices

   The impact of inflation, as always, is difficult to assess. During 1997 and 1998, the oil and gas industry remained depressed; however as of December 31, 1999, oil prices had made a rebound and were consistently improving. This improvement has continued to increase in the second quarter of 2000. The general softening of the market prior to and into 1999 had reduced the cost of labor, materials, contract services, and other operating costs; therefore, the increase in oil prices could cause an increase in operating costs. The Company cannot anticipate where cost and revenue trends will head; however, a sudden increase in inflation and/or an increase in operating costs coupled with a cessation of the current improved trend of oil prices could have an adverse effect on the operations of the Company.

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

August 14, 2000
BY: Bob G. Honea, Director/President