Form 10QSB
period 2000-09-30
CASTLEGUARD ENERGY INC
filed 2000-11-14
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

YES [X] NO [ ]

At September 30, 2000, there were 15,491,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Part 1.	Financial Information:

Item 1.	Financial Statements
Accountant's Review Report
Balance Sheets - September 30, 2000 (Unaudited) and December 31, 1999 (Audited)
Statements of Operations - For the Three Months and Nine Months Ended September 30, 2000 and 1999 (Unaudited)
Statements of Cash Flows - For the Nine Months Ended September 30, 2000 and 1999 (Unaudited)
Statements of Stockholders' Equity - For the Year ended December 31, 1999 (audited) and the Nine Months ended September 30, 2000 (Unaudited)
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

Item 1.

CASTLEGUARD ENERGY, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheets of Castleguard Energy, Inc. as of September 30, 2000, and the related statements of income for the three and nine month periods and cash flows and stockholders' equity for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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

Jackson & Rhodes P.C.

Dallas, Texas
November 7, 2000

CASTLEGUARD ENERGY INC.

BALANCE SHEETS

September 30, 2000 and December 31, 1999

	9/30/2000 (Unaudited)	12/31/1999
Assets

Current assets:
Cash and cash equivalents	$180,721	$65,957
Accounts receivable	265,260	471
Total current assets	445,981	66,428

Petroleum and natural gas interests, net	1,181,840	1,117,296

Office equipment, net	857	165

Debt issue costs, net	10,549	-

TOTAL ASSETS	$1,639,227	$1,183,889

Liabilities & Stockholders' Equity

Current liabilities:
Accounts payable	$115,087	$124,168
Notes payable - current maturities	360,000	-
Loans payable to related parties	-	56,000
Total current liabilities	475,087	180,168

Notes Payable, less current maturities	680,000	-

Subscriptions received	-	100,900

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized, 17,353,626 issued and 15,491,626 outstanding in 2000, 14,750,626
issued and outstanding in 1999	17,354	14,751
Additional paid-in capital	805,332	1,287,035
Accumulated deficit	(282,546)	(398,965)
Total	540,140	902,821
Less: Treasury stock, 1,862,000 shares	(56,000)	-
Total stockholders' equity	484,140	902,821

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,639,227	$1,183,889

CASTLEGUARD ENERGY INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended 9/30/2000	Three months ended 9/30/1999	Nine months ended 9/30/2000	Nine months ended 9/30/1999

Net Sales:
Oil and gas sales	$ 144,532	$ 7,018	$ 259,957	$ 35,608
Royalties	-	(86)	-	(2,903)
	144,532	6,932	259,957	32,705

Expenses:
Lease operating expense	5,952	2,129	9,216	54,612
Production tax	4,520	1,268	10,499	1,268
Depreciation, amortization and depletion	7,165	10,666	25,577	15,128
General and administrative	16,045	11,690	83,360	126,856
	33,682	25,753	128,652	197,864

Income (Loss) before interest income	110,850	(18,821)	131,305	(165,159)

Interest income		14		108
Interest and financing expense	(14,886)	-	(14,886)	-
	(14,886)	14	(14,886)	14

Net income (loss)	$ 95,964	$ (18,807)	$ 116,419	$ (165,051)

Net Income (Loss) per weighted average share	$ .01	$ (.00)	$ .01	$ (.01)

Weighted average number of common shares outstanding	17,133,000	14,751,000	15,761,000	13,875,000

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended 9/30/2000	Nine months Ended 9/30/1999

Cash Flows from Operating Activities:
Net Income (Loss)	$116,419	$(165,051)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion and amortization	25,878	15,128
Decrease (increase) in
accounts receivable	(214,789)	4,606
Increase (Decrease) in
accounts payable	64,006	203,752
Net cash provided by (used in) operating
activities	(8,486)	58,435

Cash Flows from Investing Activities:
Purchase of petroleum and
natural gas interests	(963,900)	(415,949)
Net cash (used in) investing activities	(963,900)	(415,949)

Cash Flows from Financing Activities:
Proceeds from bank note payable	1,040,000	-
Debt issue costs	(10,850)	-
Proceeds from sale of common stock	170,000	261,888
Subscriptions received	-	60,000
Repayment of loans to related parties	(56,000)	10,000
Purchase of treasury stock	(56,000)	-
Net cash provided by financing activities	1,087,150	331,888

Net increase in cash and cash equivalents	114,764	(25,626)

Cash and cash equivalents,
beginning of period	65,957	36,851

Cash and cash equivalents,
end of period	$180,721	$11,225

CASTLEGUARD ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for the year 2000 first nine Months)

	Common Stock		Additional	Treasury	Accumulated
	Shares	Amount	Paid-in Capital	Stock	Deficit	Total

Balance at December 31, 1998	12,000,000	$ 12,000	$ 183,000	$ -	$ (79,188)	$ 115,812

Issuance of common stock for:
Cash proceeds	1,250,626	1,251	355,535			356,786
Interest in property (Note 4)	1,500,000	1,500	748,500			750,000

Net loss:
January 1, 1999 to
December 31, 1999	-	-	-	-	(319,777)	(319,777)

Balance at December 31, 1999	14,750,626	$ 14,751	$ 1,287,035	$ -	$ (398,965)	$ 902,821

Issuance of common stock for:
Cash proceeds	4,103,000	4,103	266,797			270,900

Reverse property acquisition (Note 4)	(1,500,000)	(1,500)	(748,500)			(750,000)

Purchase of treasury stock				(56,000)		(56,000)

Net income, nine months ended
September 30, 2000	-	-	-	-	116,419	116,419

Balance, September 30, 2000	17,353,626	$ 17,354	$ 805,332	$ (56,000)	$ (282,546)	$ 484,140

CASTLEGUARD ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

Nine months ended September 30, 2000
Note 1 - Future Operations

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's improving operating results produced positive cash flow for the nine months of this year, and reduced the deficit from $398,905 at December 31, 1999, to $282,546 at September 30, 2000. The Company is in the process of growing through the acquisition of oil and gas interests (note 3) and intends to finance this growth through the issuance of common stock and external debt. Future operations are dependent on the Company's ability to obtain financing from share issuances and external debt to finance acquisitions of property and on its ability to achieve earnings from its acquired operations.

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
(d) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim  unaudited financial statements should   be read in  conjunction with those  financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

CASTLEGUARD ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

Nine months ended September 30, 2000

Note 3 - Acquisition of Oil & Gas Interests

     During the third quarter, the Company acquired additional working interests in the Minden Field in Louisiana for $1,300,000, raising its interest from 31/2 to 5% to about 121/2 to 15%. The acquisition included interests in producing and non-producing properties and increased the Company's share of oil and gas sales. An additional well is in the process of being drilled with the Company's share of costs estimated to be $160,000 which the Company expects to pay from existing resources and future cash flows.

     The acquisition was funded by a loan from a commercial bank of $1,040,000 which bears interest at 1% over Chase Manhattan prime and is repayable at $30,000 per month plus interest. The loan is secured by the Company's total Minden Field interest and is guaranteed by the Company's Chairman and a private company he controls, as well as, by the Company's President.

Note 4 - Related Party Transactions

     The Company, in 1999, received oil and gas revenue and incurred lease operating expenses from properties owned by H & S Production, a company owned by the Chairman of the Board, totaling $17,155 and $30,824, respectively. At December 31, 1999, the Company owed H & S Production $14,387, relating to operating activities.

     The loans payable of $56,000 at December 31, 1999, were $28,000 due to H & S Production and $28,000 due to the president of the Company. The loans were interest free and were repaid prior to March 31, 2000.

     In February 1999, the Company acquired an 8% working interest in oil and gas leases covering approximately 10,000 acres in Navarro County, Texas as well as 40 sq. miles of 3D seismic on this property from H & S Production in exchange for 1,500,000 shares of common stock at a fair value of $750,000 and $50,000, respectively, for a total cost of $800,000.

     During the year 2000 third quarter, the Company's Board of Directors, after considering costs of development and prospects therefrom, voted unanimously to sell the oil and gas leases and seismic data back to H & S Production for the consideration originally paid (1,500,000 of the Company's common shares and $50,000 in cash). No income (expense) effect resulted from the transactions.

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

Results of Operations - Comparison of Three Month and Nine Month Periods Ended September 30, 2000 and 1999

     Results of operations improved significantly in the third quarter of 2000 compared to the second quarter and the third quarter of 1999. Similarly, results for the nine months improved significantly from last year. Improvements were driven by higher commodity prices in this quarter and this year compared to the same periods last year and the prior quarter of this year and by higher production volumes in this quarter as well. Production volumes increased principally due to the acquisition in the third quarter of a larger working interest ( increasing from 31/2-5% to 121/2-15%) in the Minden Field in Louisiana. Increased oil and gas revenues were substantially in excess of operating costs; depreciation, amortization, and depletion; plus interest attributable to financing the acquisition. As a consequence, the Company reported net income for the three and nine months of this year compared to losses last year, and net income improved from the second quarter of this year by 233%. Reported oil volumes for the quarter were 579 barrels compared to 100 barrels last year at prices of $29.98 per barrel and $20.00 per barrel, respectively. Similarly, gas sales for the quarter aggregated 25,676 MCF compared to 1,381 MCF last year at $4.69 per MCF versus $3.53 per MCF, respectively. Operating results in 1999 were adversely affected by one-time costs of reorganizing and altering the Company's business to place it on its present course.

Liquidity and Capital Resources

     Cash flow, before working capital changes, improved significantly in the third quarter and the Company successfully completed the acquisition and financing of a substantially larger working interest in its Minden Louisiana Field play. The increased participation should produce incremental cash flow in excess of debt service casts which will provide funding for the Company's share of additional development costs.

     Executing the Company's business plan in the future will require success in obtaining additional cash resources from additional debt financings, sales of existing properties, or other sources. Another avenue potentially available is through industry alliances to limit funding requirements for future projects. Management believes future cash flows from existing properties will be adequate to fund current operating requirements.

Inflation and Changing Prices

   The impact of inflation, as always, is difficult to assess. During 1997 and 1998, the oil and gas industry remained depressed; however as of December 31, 1999, commodity prices had made a rebound and were consistently improving. This improvement has continued to increase in the third quarter of 2000. The general softening of the market prior to and into 1999 had reduced the cost of labor, materials, contract services, and other operating costs; therefore, the increase in commodity prices could cause an increase in operating costs. The Company cannot anticipate where cost and revenue trends will head; however, a sudden increase in inflation and/or an increase in operating costs coupled with a cessation of the current improved trend of oil prices could have an adverse effect on the operations of the Company.

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
CASTLEGUARD ENERGY, INC.

November 10, 2000	/s/ Bob G. Honea
BY: Bob G. Honea, Director/President