Form 10KSB
period 2000-12-31
CASTLEGUARD ENERGY INC
filed 2001-03-29
CIK 1077924

___________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO __________

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

[ ]

State the registrant's revenues for its most recent fiscal year: $435,198

The aggregate market value on March 16, 2001, of Common shares held by non-affiliates was approximately $2,298,000 based on the average closing bid and asked prices of the registrant's Common shares on such date, as quoted by the National Quotation Bureau.

At March 16, 2001, there were 16,891,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

2000 FORM 10-KSB ANNUAL REPORT

Table of Contents

Part I.

Item 1.	Description of Business
(a) General Business Description
(b) Description of Business - Oil and Gas Operations

Item 2.	Description of Properties

Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II.

Item 5.	Market for Common Equity and Related Stockholder Matters

Item 6.	Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 7.	Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits and Reports

Appendix A	Financial Information

PART I

------

ITEM 1 - DESCRIPTION OF BUSINESS

--------------------------------

(a) GENERAL BUSINESS DESCRIPTION

----------------------------

GENERAL

     Castleguard Energy, Inc. (the "Company") is an independent energy company engaged in the exploration for and the acquisition, development, exploitation and operation of crude oil and natural gas properties, and in the production of crude oil and natural gas in North America. The Company's activities are conducted principally in the States of Louisiana, Texas and Alabama.

     The Company acquires interests in land and producing properties through acquisition and lease on which it drills and/or has working interests in oil or gas wells in efforts to discover and/or to produce oil and gas.

     The Company's executive offices are located at 4625 Greenville Avenue, Suite 203, Dallas, Texas 75206 , telephone (214) 361-1755, facsimile (214) 691-2230.

(b) DESCRIPTION OF BUSINESS - OIL AND GAS OPERATIONS

------------------------------------------------

Exploration and Development

---------------------------

     The Company operates in a highly competitive industry wherein many companies, from large multinational companies to small independent producers, are competing for a finite amount of oil and gas resources. The Company seeks out properties to explore for oil and gas by drilling and also seeks out producing oil and gas properties that can be purchased.

     Management believes that under the right economic conditions, several of the producing properties that the Company owns could have further developmental potential. Certain oil properties currently owned and operated by the Company may be receptive to enhanced oil recovery procedures.

Operating Activities

     The Company contracts with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to act as operator of the oil and gas prospects in which it owns an interest, provided such transactions are on terms and conditions substantially similar to those offered by nonaffiliated parties. The operator of an oil and gas property supervises production, maintains production records, employs field personnel and performs other functions required in the production and administration of such property. The fees for such services customarily vary from well to well, depending on the nature, depth and location of the well being operated. Generally, the operator of an oil and gas prospect is determined by such factors as the size of the working interest held by a participant in the prospect, a participant's knowledge and experience in the geological area in which the prospect is located and geographical considerations. The Company's wells are drilled by independent drilling contractors.

Developments During Year 2000

    In February 2000, the Company participated in the completion of an additional oil well in the Minden Dome area of Louisiana.

    In July 2000, the Company completed the private placement of shares pursuant to Regulation S under the Securities Act of 1933, as amended. Shares totaling 4,103,000 were issued for total consideration of $270,900.

    In August 2000, the Company acquired an additional 10% working interest in the Minden Dome area, Webster Parish, Louisiana, bringing its total interest to approximately 14%.

    In November 2000, the Company acquired a 2.5% working interest in the Cedar Creek prospect in Conecuk County, Alabama.

    In December 2000, the Company participated in the completion of an additional producing gas well in the Minden Dome area of Louisiana.

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

Oil And Gas Prices; Marketability Of Production

    Even if the Company is able to discover or acquire oil and gas production, of which there is no assurance, the Company's revenues, profitability and liquidity will be highly dependent upon prevailing prices for oil and natural gas. Oil and gas prices can be extremely volatile and there can be no assurance that current price levels can be sustained. Prices also are affected by actions of state and local agencies, the United States and foreign governments, and international cartels. These external factors and the volatile nature of the energy markets make it difficult to estimate future prices of oil and natural gas. Any substantial or extended decline in the price of oil and/or natural gas would have a material adverse affect on the Company's financial condition and results of operations, including reduced cash flow and borrowing capacity. All of these factors are beyond the control of the Company. Sales of oil and natural gas are seasonal in nature, leading to substantial differences in cash flow at various times throughout the year. The marketability of the Company's gas production, if any, will depend in part upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Federal and state regulation of oil and gas production and transportation, general economic conditions, changes in supply and changes in demand all could adversely affect the Company's ability to produce and market oil and natural gas. If market factors were to change dramatically, the financial impact on the Company could be substantial. The availability of markets and the volatility of product prices are beyond the control of the Company and thus represent a significant risk.

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

Variability Of Operating Results

    The Company's operating results, as a small company in the oil and gas industry, may vary significantly during any financial period. These variations may be caused by significant periods of time between each of the Company's discoveries and developments, if any, of oil or natural gas properties in commercial quantities. These variations may also be caused by the volatility associated with oil and gas prices. See "Oil And Gas Prices; Marketability Of Production".

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

Dependence On Key Personnel

    The Company is highly dependent on the services of Scott Heape and Bob Honea. The loss of the services of Mr. Heape or Mr. Honea could have a material adverse effect on the Company. The Company does not have an employment contract with Mr. Heape, Mr. Honea or any other director or officer.

Concentration Of Risks; Lack Of Diverse Business Operations

    Although the Company is involved in other oil and gas projects, it is concentrating the majority of its oil and gas exploration efforts on the Minden Dome project in Louisiana.  The Company's other exploration projects are located in this same general area and this lack of diverse business operations subjects the Company to a certain degree of concentration of risks. The future success of the Company may be dependent upon its success in discovering and developing oil and gas in commercial quantities in the above properties and upon the general economic success of the oil and gas industry.

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

Strategy

    The Company's business strategy is to enhance shareholder value by leveraging its technical experience and expertise with seismic and subsurface technology to identify exploration and exploitation projects with significant potential reserves and economic results based on the application of appropriate technology and suitable project risk management. The Company's ongoing goal is to increase its reserve base through a focus on mature hydrocarbon basins where it has expertise. It is the Company's view point that the systematic application of advanced seismic imaging and detailed subsurface work can significantly reduce drilling risk and enhance financial results. The Company's strategy is to focus on applying seismic technology to explore properties that lie within these mature basins and that offer oil and gas reserves that would be materially significant to the Company.

    The Company has a two-pronged corporate approach for the application of exploration technology in these mature basins. The two components of this strategy are set forth below:

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

ITEM 2 - DESCRIPTION OF PROPERTY

--------------------------------

    The Company's properties principally consist of working interests in developed oil and gas properties in Louisiana, Alabama and Texas. Developed properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property.

    The Company's net proved reserves, including behind-pipe reserves, as estimated by independent petroleum engineers, Calhoun Blair & Associates, at January 1, 2001 were:
	Crude Oil (BBLS)	Natural Gas (MCF)
Proved developed producing	6,323	840,067
Proved developed non-producing	7,429	869,264
Total	13,752	1,709,331

See Note 10 of the Notes to Financial Statements included in Appendix A to this report for additional information on gas and oil reserves.

    At December 31, 2000, the Company owned interests in 5 gross gas wells (.665 net) and 2 gross oil wells (.18 net). The terms "gross" refers to the wells in which a working interest is owned, and the term "net refers to gross wells multiplied by the percentage of Castleguard's working interest owned therein.

    During the two years ended December 31, 2000, Castleguard participated in the drilling of 3 productive wells (.46 net) in 1999 and 2 productive wells (.22 net) in 2000. There was one dry hole drilled in 1999.

    At December 31, 2000, the Company was not participating in the drilling of any wells.

    The Company's interests in undeveloped acreage is insignificant.

ITEM 3 - LEGAL PROCEEDINGS

--------------------------

The Company is not party to any proceedings or actions which management believes might have a material effect upon its financial position or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

------------------------------------------------------------

Not Applicable.

PART II

-------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

-----------------------------------------------------------------

(a) PRICE RANGE OF COMMON SHARES

    The principal U.S. market in which the Company's Common Stock ($.001 par value, all of which are one class) has been traded is the Over the Counter Bulletin Board. The Company's common stock is quoted on the OTC Bulletin Board (Symbol: "MOAT.OB"). The following table sets forth the range of high and low closing bid prices for the Company's Common Stock on a quarterly basis since September 30, 1998 as reported by the National Quotation Bureau, Inc. (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). As of March 16, 2001 the closing bid for the Company's common stock was $.18 per share.   The foregoing and following information should not be taken as an indication of the existence of an established public trading market for the Company's Common Stock.
	Bid Prices
	2000		1999		1998
Quarter	High	Low	High	Low	High	Low
First	$1.50	$.25	$.63	$.25
Second	.57	.04	.55	.07
Third	.21	.08	.10	.04	$.77	$.50
Fourth	.16	.08	.06	.04	.77	.53

Holders

    The approximate number of record holders of the Company's Common Stock as of March 16, 2001 was 50, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding as of March 16, 2001 was 16,891,626 shares, of which 10,574,000 are free trading shares.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

-----------------------------------

    The information required hereunder is set forth under "Financial Review" included in Appendix A to this report.

ITEM 7. FINANCIAL STATEMENTS

---------------------------

    The Financial Statements and related information that constitute Item 7 are included in Appendix A to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On May 15, 2000, the Company's Board of Directors appointed Jackson & Rhodes P.C. of Dallas, Texas, as independent accountants replacing KPMG, LLP of New Westminster, B.C., Canada, who had reported on the Company's financial statements for each of the prior two years ended December 31, 1998 and 1999. The reports did not contain an adverse or disclaimer of opinion, but were qualified on a going-concern basis. The Company and KPMG LLP had no disagreements on any matter of accounting scope or procedure, which disagreement, if not resolved to the accountants' satisfaction, would have caused the accountants to make reference to the subject matter of the disagreement in connection with its reports.

PART III

------

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

-----------------------------------------------------------------------

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

    The following sets forth the name, and position of each director and executive officer of the Company:
OFFICERS	AGE	CURRENT OFFICE
Scott G. Heape	51	Chairman, Director
Bob G. Honea	63	President, Treasurer/Secretary, Director
Benton J. Poole	49	Director
G. Neil L. Kennedy	52	Director

Scott G. Heape

    Mr. Heape is President and Founder of H & S Production, Inc. and HSP Geophysical, Inc. He received a B.S. in Geology from Tulane University in 1972. He has engaged in all phases of the oil and gas business since 1972 where he served as an exploration geologist with Lone Star Producing Company, a wholly owned subsidiary of Lone Star Gas (now part of TXU, Corp.). From 1972 to 1975, Mr. Heape performed extensive geological work for Lone Star in East Texas, Northern Louisiana, and Southern Arkansas. He joined Bass Enterprises in 1975 and left Bass in 1976 to form H & S Production, Inc., a Texas corporation.

    Mr. Heape is a Certified Petroleum Geologist by the American Association of Petroleum Geologists, a Certified Professional Geological Scientist by the Association of Professional Geological Scientists, a member of the Independent Petroleum Association of America (IPAA), the Society of Independent Professional Earth Scientists (SIPES), the Texas Independent Production and Royalty Owners Association (TIPRO), the East Texas Geological Society and the Dallas Geological Society.

Bob G. Honea

    Mr. Honea has over 30 years of experience in the domestic and international oil field tubular business. During this time, he has dealt with both major and independent oil and gas companies.

    Mr. Honea is the President of National Tubular Products, Inc. and NTP Energy, Inc., both of Dallas, Texas.

Benton J. Poole

    Mr. Poole received a Bachelor of Business Administration degree from the Texas Tech University in 1973 and a Doctor of Jurisprudence degree from Texas Tech University School of Law in 1976. Mr. Poole has 24 years of experience in the private practice of law, concentrating in oil, gas and mineral law. He is a member of the State Bar of Texas, the American Bar Association and the Dallas Bar Association and is a member of the Oil, Gas and Mineral Law/Energy Law Section of each.

G. Neil L. Kennedy

    Mr. Kennedy is presently Vice President of Raptor Capital Corporation (a public oil and gas company) in Calgary, Canada and previously served as a consultant to Raptor in 1997 and 1998. From 1994 to 1997, Mr. Kennedy was a consultant to United Rayore Gas Ltd. (a public resource company) in Calgary, Canada. Prior thereto, Mr. Kennedy was Vice President of Fedmet Tubulars in Calgary, Canada.

    The Company understands that Messrs. Heape, Honea and Poole failed to file Form 3 and/or Form 4 reports that ought to have been filed in the year 2000.  Those individuals resolved the respective lack of Form 3 and/or Form 4 filings by filing Form 5 reports, disclosing the transactions that were to be disclosed on the Form 3 and/or Form 4 reports.

ITEM 10 - EXECUTIVE COMPENSATION

--------------------------------

    At March 16, 2001, the Company had no salaried employees, either in field operations or office and administrative activities. The Company contracts with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to perform the office and administrative activities of the Company. The Company also utilizes the services of outside consultants on a contract basis.

    As of March 16, 2001 there have been no salaries paid to any of the officers or Directors of the company. Directors have not been compensated in cash for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

    In January 2001, in consideration of services performed, the Company issued 200,000 shares of its common stock to each of Mr. Heape, Mr. Honea, Mr. Poole and one financial consultant. Also in January 2001, the Company issued 300,000 shares of its common stock to each of Mr. Honea and Mr. Heape in consideration of their respective extension of personal guarantees on a loan to the Company, from Bank of Oklahoma, N.A.  In aggregate, the Company issued 1,400,000 shares to these persons.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

------------------------------------------------------------------------

    The following table sets forth, as of March 16, 2001, information with respect to (1) any person known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (2) the shares of Common Stock beneficially owned by each officer and director of the Company, and (3) the total of the Company's Common Stock beneficially owned by the Company's officers and directors as a group. Except as noted in the footnotes, it is the belief of the Company that each stockholder listed below holds the sole voting and investment power with regard to the shares owned beneficially by such stockholder:
Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Common Stock Outstanding(1)
Scott G. Heape Dallas, Texas	1,828,166(2)	10.82%

Bob G. Honea Dallas, Texas	1,520,000(3)	9.00%

G. Neil Kennedy Calgary, British Columbia	200,000	1.18%

Benton J. Poole Dallas, Texas	577,200(4)	3.42%

All officers and directors as a group (4 persons)	4,125,366	24.42%

(1)  Based upon 16,891,626 shares issued and outstanding as March 16 , 2001, after deducting 1,862,000 shares held in the Company's treasury.

(2)  Includes shares held by H & S Production, Inc., a Texas corporation of which Mr. Heape is the sole shareholder.

(3)  Includes shares held by National Tubular Products, Inc., Profit Sharing Plan of which Mr. Honea is the principal beneficiary.

(4)  Includes shares held by Poole & Moffett Profit Sharing Trust fbo Benton J. Poole of which Mr. Poole is the principal beneficiary.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------

    In 1999, the Company acquired a working interest in oil and gas leases on property located in Navarro County, Texas, and related seismic data from H&S Production, Inc. a company wholly owned by the Company's Chairman, Scott Heape. The purchase was for $50,000 and 1,500,000 shares of the Company's common stock.

    In the third quarter of 2000, the Company's Board of Directors voted unanimously to sell the oil and gas leases and seismic data back to H&S Production in return for the consideration originally paid.

    In January, 2001, the Company's directors entered into an agreement with H & S Production, Inc. (a company wholly owned by the Company's Chairman, Scott Heape) to participate in a farmout agreement covering leasehold interests in the Mings Chapel Field in East Texas whereby the Company has the opportunity to participate in up to three development wells. The first of these wells was drilled in the first quarter of 2001 and is expected to commence production in April 2001 .

PART IV

ITEM 13 - EXHIBITS AND REPORTS

(a) Financial Statements

The following items appear in the Financial Information section included in Appendix A to this report.

Financial Review

Independent Auditor's Reports

Financial Statements:

Statements of Operations

Statements of Cash Flows

Balance Sheets

Statements of Stockholders' Equity

Notes to Financial Statements

All other schedules are omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

(b) Exhibits

-----------

Exhibit No.	Item
3.1	Certificate of Incorporation of Gladstone Energy, Inc. incorporated by reference from the 1999 10KSB (Exhibit 3.1).
3.2	Amended and Restated By-Laws of Castleguard Energy, Inc.
10.1	Loan Agreement from Castleguard Energy, Inc., as Borrower, and Bank of Oklahoma, N.A. as Bank.
27.1	Financial Data Schedule.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CASTLEGUARD ENERGY, INC.

March 28, 2001	/s/ Bob G. Honea
BY: Bob G. Honea, Director/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
BOB G. HONEA /s/ Bob G. Honea	Director/President Corporation Secretary	March 28, 2001

SCOTT HEAPE /s/ Scott Heape	Director	March 28, 2001

BENTON POOLE /s/ Benton Poole	Director	March 28, 2001

G. NEIL KENNEDY /s/ G. Neil Kennedy	Director	March 28, 2001

APPENDIX A

CASTLEGUARD ENERGY, INC.

INDEX TO FINANCIAL INFORMATION

DECEMBER 31, 2000

Financial Review

Independent Auditors' Report

Independent Auditors' Report

Financial Statements:

Statements of Operations

Statements of Cash Flows

Balance Sheets

Statements of Changes in Stockholders' Equity

Notes to Financial Statements

CASTLEGUARD ENERGY, INC.

Financial Review

     The following is a discussion and comparison of the financial condition and results of operations of the Company as of and for the twelve months ended December, 2000 ("2000") compared with the twelve months ended December, 1999 ("1999") and 1999 compared to 1998. This discussion should be read in conjunction with the Company's Financial Statements, the notes related thereto, and the other financial data included elsewhere in this Annual Report on Form 10-KSB.

Overview

The Company's management team came to the Company in the second half of 1998, changed the nature and purpose of its business, negotiated a conclusion to certain business involvements, and, developed a business plan to acquire and develop oil and gas working interests in collaboration with others. A great deal of 1999 was consumed in repositioning the Company, acquiring working interests and disposing of interests lacking future potential.

     During the year 2000, the Company continued to acquire working interests, participate in new wells and search for new opportunities.

2000 Results of Operations Compared with 1999

     Net income of $86,222 ($.01 per share) for 2000 was significantly improved over a net loss of $(319,777) ($(.02) per share) for 1999, as the Company commenced its new business plan following a year of reorganizing in 1999. Revenues increased 760% year over year driven by increased volumes of hydrocarbon sales and higher prices. Oil volumes increased to 2,327 barrels from 1,548 barrels in 1999 and gas volumes increased to 68,580 MCF from 9,213 MCF in 1999. Average gas prices in 2000 were $3.89 per MCF compared to $2.35 per MCF in 1999. Oil prices averaged $28.43 per barrel in 2000 compared to $20.58 per barrel in 1999. Increased revenues were substantially in excess of operating costs and interest related to debt incurred to acquire an additional interest in the Minden field in Louisiana.

     Depreciation, depletion and amortization increased 178% from 1999 as a result of the substantially larger production volumes for gas and oil. Administrative costs rose as a result of costs incurred in compensating Directors of the Company by issuing 600,000 shares of the Company's common stock for services provided.

Interest and other financing costs reflect the costs of financing the additional Minden Dome interest purchased in August 2000, including a partial year's cost of 600,000 common shares issued to two Directors for guaranteeing the bank debt.

1999 Results of Operations Compared to 1998

     Because of the reorganization and redirection of the Company's business plan, neither 1999 nor 1998 were indicative of present operations nor would normal comparisons be meaningful or reflective of the new business plan.

 Reserves

     The Company's net proved oil and gas reserves at January 1, 2000 compared with January 1, 2001 and changes in the years 1999 and 2000 are set forth below as estimated by independent petroleum engineers.
	2000		1999
	Gas	Oil	Gas	Oil
	(MCF)	(BBL)	(MCF)	(BBL)
Reserves at beginning of year	260,946	7,177
Added by exploration and development, net of revisions	1,287,178	5,262	270,159	8,725
Added by acquisition	229,787	3,340
Less production	(68,580)	(2,327)	(9,213)	(1,548)

Reserves at year end	1,709,331	13,752	260,946	7,177

     Castleguard's business plan of acquiring and developing new reserves through drilling participation achieved excellent results in calendar 2000. Natural gas reserves increased 1.45 BCF after production, or 555%, additions exceeded production more than 22 times. Oil reserves increased 92% year over year.

Liquidity and Capital Resources

     During year 2000, Castleguard entered into a bank credit facility with a commercial bank to fund the acquisition of an increased interest in the Minden field in Louisiana. A substantial part of the Company's recent increase in production is attributable to Minden. Additional funds were provided by the completion of a private placement of the Company's common stock; 4,103,000 shares were issued for $270,900. After a review of the costs of development and prospects of a working interest in a project in Navarro County, Texas, the Board of Directors voted to sell back (for the consideration originally paid) to a company controlled by Castleguard's chairman such working interest and seismic data related thereto, thus avoiding the capital costs for development.

     Essentially all of the Company's cash flow from year 2000, after changes in working capital, was used for drilling projects in the Minden field. The Company expects to continue to apply all of its cash flow to fund new projects and additional development wells. Executing the Company's business plan in the future will require additional funds from additional debt and/or equity financings, sales of existing properties, industry alliances, or other sources. The lack of additional funding will limit the Company's deal flow in the future. Management believes cash flows from existing properties will more than adequately fund current operating requirements.

Fourth Quarter Results

     Fourth quarter 2000 net loss was $(30,199) ($ (.00) per share), compared with a net loss of $(154,726) ($(.01) per share) for 1999 fourth quarter. The improvement from 1999 reflects the continued execution of the Company's business plan to acquire and develop interests in producing properties that will improve Castleguard's cash flow and profitability. The previously described accrual for shares of stock issued in January 2001 to the Corporation's directors in lieu of cash compensation reduced fourth quarter operating results by $60,000 and reduced net income by $87,000 after costs of shares issued to Directors for guaranteeing the Company's debt.

     Sales volumes of natural gas were 25,353 MCF in the fourth quarter of 2000 at an average price of $5.14 versus 6,054 MCF in 1999 at an average price of $2.27. Similarly, oil volumes in the fourth quarter of 2000 were 681 barrels at $31.95 per barrel versus 203 barrels at an average price of $20.56 in 1999.

INDEPENDENT AUDITORS' REPORT

Board of Directors

Castleguard Energy, Inc.

We have audited the accompanying balance sheet of Castleguard Energy, Inc. as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castleguard Energy, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                                Jackson & Rhodes P.C.

Dallas, Texas

March 14, 2001

KPMG LLP
Chartered Accountants
400 - 525 Agnes Street                                                                                       Telephone (604) 527-3800
New Westminster BC                                                                                         Telfax (604) 527-3636
Canada V3M 5Y4                                                                                               www.kpmg.cs

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders

Castleguard Energy, Inc.

Dallas, Texas

We have audited the accompanying balance sheet of Castleguard Energy, Inc., (A Development Stage Company), as of December 31, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castleguard Energy, Inc., (A Development Stage Company) as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

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

Chartered Accountants

New Westminster, Canada

March 24, 2000

CASTLEGUARD ENERGY INC.
STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2000 and 1999

	2000	1999

Oil and gas sales	$ 435,198	$ 50,584

Expenses:
Lease operating expenses	44,296	55,905
Depreciation, depletion and amortization	55,159	20,227
General and administrative	186,826	167,031
	287,281	243,163

Income (loss) from operations	147,917	(192,579)

Other income
Interest expense and other financing costs	(63,202)	112
Loss on sale of assets	-	(127,310)
Other	1,507	-

Net income (loss)	$ 86,222	$ (319,777)

Basic earnings (loss) per common share	$ .01	$ (.02)

Weighted average number of common shares outstanding	15,616,334	14,092,449

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000 and 1999

	2000	1999
Cash flows from operating activities:
Net income (loss)	$ 86,222	$ (319,777)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation, depletion and amortization	56,159	20,227
Accrued stock to be issued - expense portion	100,000	-
Change in assets and liabilities:
Accounts receivable	(232,316)	3,871
Other assets	(10,850)	-
Loss on sale of assets	-	127,310
Accounts payable and accrued liabilities	(51,038)	33,980
Net cash used by operating activities	(51,823)	(134,389)

Cash flows from investing activities:
Purchase of petroleum and natural gas interests	(1,006,754)	(442,387)
Proceeds on sale of petroleum and natural gas interests	-	229,491
Acquisition of treasury stock	(56,000)	-
Net cash used in investing activities	(1,062,754)	(212,896)

Cash flows from financing activities:
Proceeds from sale of common stock	170,000	152,297
Subscriptions received	-	168,093
Change in loan from related party	(56,000)	56,000
Proceeds from issuance of debt	1,040,000	-
Payments on long-term debt	(104,585)	-
Net cash provided by financing activities	1,049,415	376,390

Net decrease in cash and cash equivalents	(65,162)	29,105

Cash and cash equivalents, beginning of year	65,957	36,852

Cash and cash equivalents, end of year	$ 795	$ 65,957

Supplemental information:
Interest paid during the year	$ 34,997	$ -

Non-cash activities:

In 1999, the Company acquired a working interest in an oil and gas property in exchanged for 1,500,000 shares of common stock in the amount of $750,000. The working interest was sold back in 2000 (Note 5).
The Company also issued shares from the subscriptions received of $100,900 and $204,489, respectively during 2000 and 1999.

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.
BALANCE SHEETS
December 31, 2000 and 1999

ASSETS
	2000	1999
Current assets:
Cash	$ 795	$ 65,957
Accounts receivable	232,787	471
Total current assets	233,582	66,428

Petroleum and natural gas interests, net (Note 4)	1,318,589	1,117,296

Office equipment, net	673	165

Other assets	42,644	-
	$ 1,595,488	$ 1,183,889

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 73,130	$ 124,168
Current portion of long-term debt (Note 7)	360,000	56,000
Total current liabilities	433,130	180,168

Long-term liabilities
Long-term debt, less current portion (Note 7)	575,415	-
Accrued stock to be issued	133,000	-
Subscriptions received (Note 3)	-	100,900
Total liabilities	1,141,545	281,068

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 17,353,626 and 14,750,626 shares issued	17,354	14,751
Paid-in capital	805,332	1,287,035
Accumulated deficit	(312,743)	(398,965)
Less: Treasury stock, 1,862,000 shares at cost	(56,000)	-
Total stockholders' equity	453,943	902,821
	$ 1,595,488	$ 1,183,889

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2000 and 1999

						Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance, December 31, 1998	12,000,000	$ 12,000	$ 183,000	$ -	$ (79,188)	$ 115,812

Issuance of stock
Cash proceeds	1,250,626	1,251	355,535			356,786
Interest in property	1,500,000	1,500	748,500			750,000

Net income	-	-	-	-	(319,777)	(319,777)

Balance, December 31, 1999	14,750,626	14,751	1,287,035	-	(398,965)	902,821

Issuance of stock for cash	4,103,000	4,103	266,797			270,900

Reverse property acquisition	(1,500,000)	(1,500)	(748,500)			(750,000)

Purchase of treasury stock				(56,000)		(56,000)

Net income	-	-	-	-	86,222	86,222

Balance, December 31, 1999	17,353,626	$ 17,354	$ 805,332	$ (56,000)	$(312,743)	$ 453,943

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

December 31, 2000 and 1999

1.    Description of Business

Castleguard Energy, Inc. is an independent energy company engaged in the exploration for and the acquisition, development, exploitation and operation of crude oil and natural gas properties, and in the production of crude oil and natural gas in North America. The Company's activities are conducted principally in the states of Louisiana, Texas and Alabama.

2.    Summary of Significant Accounting Policies

Use of Estimates and Assumptions

Management uses estimates and assumptions in preparing its financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

Basis of Presentation

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2000, the Company had a working capital deficiency of $199,548 and an accumulated deficit of $312,743. The Company is in the process of growing through the acquisition of oil and gas interests (Note 4). The Company intends to finance this growth through the issuance of common stock and external debt. Future operations are dependent on the Company's ability to obtain financing from share issuances and external debt to finance acquisitions of property and on its ability to achieve earnings from its acquired operations.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers any short-term cash investments with an original maturity of three months or less to be a cash equivalent.

Net Income (Loss) Per Weighted Average Share

Basic Net income (loss) per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

Oil and Gas Sales

Petroleum and natural gas sales are recognized upon delivery to the metered point upstream of the pipeline connection.

Property and Equipment

The Company utilizes the full-cost method of accounting for oil and gas properties, which involves capitalizing all acquisitions, exploration and development costs incurred for the purpose of finding oil and gas reserves, including the costs of drilling and equipping productive well, dry hole costs, lease acquisition costs and delay rentals. The Company also capitalizes the portion of general and administrative costs which can be directly identified with acquisition, exploration or development of oil and gas properties. Costs associated with unevaluated properties are excluded from amortization. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties, the properties are sold, or management determines these costs to have been impaired. cost of properties, including future development, site restoration, dismantlement and abandonment costs, which have proved reserves and those which have been determined to be worthless, are depleted on the unit of production method based on proved reserves. Additionally, the capitalized costs of oil and gas properties cannot exceed the present value of the estimated net cash flow from its proved reserves, together with the lower of cost or estimated fair value of its undeveloped properties (the full cost ceiling). Transactions involving sales of reserves in place, unless extraordinarily large portions of reserves are involved, are recorded as adjustments to accumulated depreciation, depletion and amortization.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial  statement carrying  amounts of existing assets  and liabilities and their respective tax bases

Income Taxes (Continued)

and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

3.    Subscriptions Received

At December 31, 1999, the Company had received $100,900 in subscriptions for the issuance of 1,003,000 shares through private placement.

During 2000, the outstanding 1999 subscriptions were exchanged for common stock..

4.    Petroleum and Natural Gas Interests

The following table discloses certain financial date relative to the Company's evaluated oil and gas producing activities, which at December 31, 2000 are all located in the United States.
	2000	1999
			United
	Total	Canada	States	Total
Costs incurred during year:
Capitalized:
Purchases of producing properties	$ 840,557	$ 9,220	$ 904,568	$ 913,788
Exploration costs	111,141	7,607	96,083	103,690
Development costs	54,715	21,619	153,290	174,909
	$ 1,006,413	$ 38,446	$ 1,153,941	$ 1,192,387

Petroleum and natural gas interests:
Balance, beginning of year	$ 1,142,638	$ 141,352	$ 159,850	$ 301,202
Additions	1,006,413	38,446	1,153,941	1,192,387
Sales	(750,000)	(179,798)	(171,153)	(350,951)
Balance, end of year	$ 1,399,051	$ -	$ 1,142,638	$ 1,142,638

Accumulated depletion and amortization
Balance, beginning of year	$ 25,342	$ -	$ -	$ -
Provision for depletion and amortization	55,461	-	19,492	19,492
Gain on sale of interests	-	-	5,850	5,850
Balance, end of year	$ 80,803	$ -	$ 25,342	$ 25,342

Net capitalized costs	$ 1,318,248	$ -	$ 1,117,296	$ 1,117,296
Amortization and depletion per barrel	$ 4.03		$ 17.77

During 1999, the Company sold all of its interests in its Canadian petroleum and natural gas interests to a non-related entity. The net book value of the assets disposed were $179,798 and proceeds received were $52,488 resulting in a loss of $127,310.

Also, during 1999, the Company sold some of its interests in its United States petroleum and natural gas interests to a non-related company. The net book value of the assets disposed were $171,153 and proceeds received were $177,003 resulting in a gain of $5,850. The gain was recorded as adjustment to accumulated depletion and amortization.

5.    Related Party Transactions

The Company received oil and gas revenue and incurred lease operating expenses from properties owned by H & S Production, a company owned by the Chairman of the Board, totaling $17,155 and $30,824 during 1999. At December 31, 1999, the Company owed H & S Production $14,387, relating to operating activities.

In February 1999, the Company acquired a 8% working interest in oil and gas leases covering approximately 10,000 acres in Navarro County, Texas as well as 40 sq. miles of 3D seismic on this property from H & S Production in exchange for 1,500,000 shares of common stock at a fair value of $750,000 and $50,000, respectively, for a total cost of $800,000. In the third quarter of 2000, the Company's Board of Directors voted unanimously to sell the oil and gas leases and seismic data back to H & S Production for the consideration originally paid.

The loans payable at December 31, 1999 of $56,000 include $28,000 due to H & S Production and $28,000 due to the president of the Company. The loans were interest free and were repaid prior to March 31, 2000.

6.    Income Taxes

There was no income tax expense attributable to income from continuing operations for the years ended December 31, 2000 and 1999 This differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

  2000

  1999

Computed "expected" tax (benefit)

$ 29,315

$(57,335)

Increase (decrease) in income tax resulting from:

   Change in the beginning-of-year balance

     of the valuation allowance for deferred

     tax assets allocated to income tax expense

(29,315)

57,335

$      -

$      -

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2000 and 1999 are presented below:

  2000

  1999

Deferred tax assets:

   Net operating loss carryforwards

$ 55,279

$ 84,594

Less valuation allowance

(55,279)

(84,594)

   Net deferred tax assets

$      -

$      -

The valuation allowance for deferred tax assets as of December 31, 2000 and 1999 was $55,279 and $84,594, respectively. The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 was a (decrease) increase of ($29,315) and $57,335, respectively. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management has fully provided a valuation allowance for the deferred tax assets.

At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $156,000 which are available to offset future federal taxable income, if any, through 2006.

7.    Long-Term Debt

On September 1, 2000, the Company borrowed $1,040,000 from a commercial bank to acquire certain oil and gas properties in Louisiana. Principal is payable $30,000 per month plus interest at the bank's prime rate plus one percent. The note is collateralized by the entire interest in the Minden oil and gas properties acquired and guaranteed by two directors of the Company. Maturities of the debt are as follows:

2001

$360,000

2002

360,000

2003

215,415

8.    Commitments and Contingencies

Concentration of Credit Risk

The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits, at times, are in excess of federally insured limits. The Company has not incurred losses related to its cash.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents and notes and accounts payable approximate carrying value due to the short-term maturity of the instruments.

9.    Stockholders' Equity

See Note 5 for information regarding the Company's withdrawal in 2000 from a 1999 transaction amounting to 1,500,000 shares.

During 2000, the Company issued 1,003,000 common shares for $100,900 in subscriptions received during 1999 and 3,100,000 shares for $170,000 of subscriptions received in 2000.

During 2000, the Company agreed to issue 1,400,000 common shares for services rendered by third parties and directors. The shares were not issued until January 2001; therefore, the Company has accrued the cost of the shares as follows:

Issued to	For	Shares	Amount
Consultant	Consulting	200,000	$13,000
Director	Legal services	200,000	20,000
Director	Geological services	200,000	20,000
Director	Management services	200,000	20,000
Directors (2)	Debt guarantees	600,000	60,000
			$133,000

The shares were valued based on the value the shares were trading in the public market at the date issued. The non-employee shares were discounted due to the restricted nature and relatively illiquid market for the shares.

10.   Oil and Gas Reserve Information - Unaudited

The Company's net proved oil and gas reserves at December 31, 2000 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates are based upon existing economic and operating conditions at December 31, 2000.

10.   Oil and Gas Reserve Information - Unaudited (Continued)

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

The following table sets forth an analysis of the Company's estimated quantities of net proved and proved developed oil and gas reserves (including behind-pipe reserves), all located in the United States (Mcfs represents thousand cubic feet).

	Proved Developed Reserves
	2000		1999
	Oil in	Natural Gas	Oil in	Natural Gas
	Barrels	in Mcfs	Barrels	in Mcfs
Proved producing	6,323	840,067	7,177	260,946
Proved non-producing	7,429	869,264	-	-
	13,752	1,709,331	7,177	260,946

At December 31, 1999, the Company also had proved undeveloped reserves amounting to 4,340 barrels of oil and 844,606 Mcf of gas.

The following table presents the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by FASB. The oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at December 31, 2000 and 1999, and has been escalated only where known and determinable price changes are provided by contracts and law. Future production and development costs are based on current costs with no escalations. Future net cash flows are the estimated future gross revenue less estimated production and ad valorem taxes, income taxes, operating expenses and capital expenditures. They do not consider business risks, or profit on investment.

	2000	1999
Future cash flows	$ 7,860,446	$ 2,385,572
Future production and development costs	(490,029)	(379,960)
Income taxes	2,395,743	(171,273)
Future net cash flows	$ 4,974,674	$ 1,834,339
10% annual discount	(1,378,601)	(714,970)
Standardized measure of discounted future net cash flows	$ 3,596,073	$ 1,119,369