Form 10QSB
period 2001-03-31
CASTLEGUARD ENERGY INC
filed 2001-05-15
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

YES [X] NO [ ]

At March 31, 2001, there were 16,891,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Part 1.	Financial Information:

Item 1.	Financial Statements
Accountant's Review Report
Balance Sheets - March 31, 2001 (Unaudited) and December 31, 2000 (Audited)
Statements of Operations - For the Three Months Ended March 31, 2001 and 2000 (Unaudited)
Statements of Cash Flows - For the Three Months Ended March 31, 2001 and 2000 (Unaudited)
Statements of Stockholders' Equity - For the year 2000 (Audited) and the Three Months ended March 31, 2001 (Unaudited)
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

Board of Directors
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of March 31, 2001, and the related statements of income, stockholders' equity and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

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

Jackson & Rhodes P.C.

Dallas, Texas
May 9, 2001

CASTLEGUARD ENERGY INC.

BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$113,829	$795
Accounts receivable	395,491	232,787
Total current assets	509,320	233,582

Petroleum and natural gas interests, net	1,297,570	1,319,262

Debt issue expense, net	29,365	42,644

TOTAL ASSETS	$1,836,255	$1,595,488

Liabilities & Stockholders' Equity

Current liabilities:
Accounts payable	$72,808	$73,130
Income taxes payable	19,000	-
Notes payable - current	360,000	360,000
Total current liabilities	451,808	433,130

Notes payable - less current maturities	485,415	575,415
Accrued stock to be issued	-	133,000

Stockholders' equity:
Common stock, $0.001 par value,
50,000,000 shares authorized; 18,753,626 and 17,353,626 shares issued	18,754	17,354
Paid-in capital	936,932	805,332
Accumulated earnings (deficit)	(654)	(312,743)
Less: Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	899,032	453,943

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,836,255	$1,595,488

CASTLEGUARD ENERGY INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	March 31,
	2001	2000

Oil and gas revenues	$534,262	$32,140

Expenses:
Lease operating expense and taxes	20,359	2,926
Depreciation, depletion and amortization	54,606	9,189
General and administrative	93,251	28,364
	168,216	40,479
Income (loss) from operations	366,046	(8,339)

Interest and financing costs	34,957	-

Income (loss) before income taxes	331,089	(8,339)

Income taxes	19,000	-

Net income (loss)	$312,089	$(8,339)

Basic earnings (loss) per common
share	$.02	$(.00)

Weighted average number of common
shares outstanding (Thousands)	16,892	14,751

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$312,089	$(8,339)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion and amortization	54,606	9,189
Amortization of financing costs	13,280	-
Change in assets and liabilities:
Receivables and payables	(144,025)	(22,989)
Net cash provided by (used in) operating activities	235,950	(22,139)

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(32,916)	(4,966)
Net cash (used in) investing activities	(32,916)	(4,966)

Cash Flows from Financing Activities:
Subscriptions received	-	88,100
Change in loan from related parties		(56,000)
Payments on long-term debt	(90,000)	-
Net cash provided by financing activities	(90,000)	32,100

Net increase in cash and cash equivalents	113,034	4,995
Cash and cash equivalents, beginning of period	795	65,957
Cash and cash equivalents, end of period	$113,829	$70,952

CASTLEGUARD ENERGY INC.
statements of stockholders' equity
(Unaudited for year 2001 first quarter)

			Additional		Accumulated	Total
	Common Stock		Paid-in	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	(deficit)	Equity

Balance, December 31, 1999	14,750,626	$ 14,751	$ 1,287,035	$ -	$ (398,965)	$ 902,821

Issuance of stock for cash	4,103,000	4,103	266,797	-	-	270,900

Reverse property acquisition	(1,500,000)	(1,500)	(748,500)	-	-	(750,000)

Purchase of treasury stock	-	-	-	(56,000)	-	(56,000)

Net income	-	-	-	-	86,222	86,222

Balance, December 31, 2000	17,353,626	$ 17,354	$ 805,332	$ (56,000)	$ (312,743)	$ 453,943

Issuance of stock for
compensation and
services payable	1,400,000	1,400	131,600	-	-	133,000

Net income	-	-	-	-	312,089	312,089

Balance, March 31, 2001	18,753,626	$ 18,754	$ 936,932	$ (56,000)	$ (654)	$ 899,032

CASTLEGUARD ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

Note 1 - Future Operations

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is in the process of growing through the acquisition of oil and gas interests. The Company intends to finance this growth through future cash flow, the issuance of common stock and debt. Future growth may be limited by the extent of internally generated cash flow, the Company's ability to obtain financing from share issuances and debt to finance future expansion of working interests.

Note 2 - Summary of Significant Accounting Policies and Practices
(a)	Description of Business

Castleguard Energy, Inc. is an independent energy company engaged in the exploration for and the acquisition, development and exploitation of crude oil and natural gas properties, and in the production of crude oil and natural gas in North America through working interests operated by other parties. The Company's activities are conducted in the states of Louisiana, Texas and Alabama.

(b)	Net Income (Loss) per Weighted Average Share
	Basic net income (loss) per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

(c)	Oil and Gas Sales
	Petroleum and natural gas sales are recognized upon delivery to the metered point upstream of the pipeline connection.

(d)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 3 - Long-Term Debt

     Long-term debt is a secured note payable to a commercial bank, payable at $30,000 per month plus interest at the bank's prime rate plus one percent. The note is collateralized by the company's interest in the Minden, Louisiana, field and is also guaranteed by two directors of the Company. Maturities of the debt are as follows:

	2001	$270,000
	2002	360,000
	2003	215,415

Note 4 - Related Party Transactions

     In January, 2001, the Company's directors entered into an agreement with H & S Production, Inc. (a company wholly-owned by the Company's Chairman, Scott Heape) to participate in a farmout agreement covering leasehold interests in the Mings Chapel Field in East Texas whereby the Company has the opportunity to participate in up to three development wells. The first of these wells was drilled in the first quarter of 2001 and commenced production in April 2001.

Item 2.

CASTLEGUARD ENERGY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27a of the Securities Act of 1933, as amended (the "Securities Act"), and section 21e of the Securities Exchange Act of 1934, as amended (the "exchange act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward- looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, price levels for oil and natural gas, concentration of oil and natural gas reserves and production, drilling risks, uncertainty of oil and gas reserves, risks associated with the development of additional revenues and with the acquisition of oil and gas properties and other energy assets, operating hazards and uninsured risks, general economic conditions, governmental regulation, changes in industry practices, marketing risks, one time events and other factors described herein ("cautionary statements"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward- looking statements. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Information - Cautionary Statements" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, which is incorporated herein by reference.

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

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2001 vs. 2000

     Year 2001 (this year) first quarter results were dramatically improved over 2000 (last year) first quarter, as total hydrocarbon sales volumes and prices for natural gas rose significantly. The volume growth was largely attributable to increased gas sales from the Company's working interests in the Minden Dome area of Louisiana. Sales increased 1562% in 2001 from the year 2000 as a result of two new wells on production in the first quarter this year which were not producing last year. Natural gas sales volumes this year were 70,336 MCF vs. 13,433 MCF last year, an increase of 424%. Sales prices rose to $7.29 per MCF in 2001 compared to $2.19 per MCF in 2000.

     Operating expenses rose this year compared to last year but not at the same rate as revenues resulting in income from operations of $366,046 compared to an operating loss of ($8,339) last year. Net income rose to $312,089 compared to a net loss last year, as earnings improvement more than offset the financing cost of borrowed funds to purchase additional interests in Minden in August, 2000.

Comparisons of operating results for the three months 2000 and the three months 1999 are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow in the quarter ended March 31, 2001 was more than adequate to provide operating capital, meet obligations to fund interest and debt payments with an increase in cash at quarter end of $113,034 from December 31, 2000.

     The Company has participated in drilling a well in the Mings Chapel field of Texas which commenced production in the second quarter of 2001. The Company has a 4 1/2% working interest. Cash flow from all of the Company's working interests is expected to adequately fund current operating needs, provide cash for debt repayment and partially fund additional new projects or additional wells in existing producing fields. However, the Company expects to require additional financing to fully exploit all its opportunities and such financing must be arranged in the coming months. The lack of additional funding will limit the Company's deal flow in the future.

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
CASTLEGUARD ENERGY, INC.

May 14, 2001	/s/ Bob G. Honea
BY: Bob G. Honea, Director/President