Form 10QSB
period 2001-06-30
CASTLEGUARD ENERGY INC
filed 2001-08-14
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

YES [X] NO [ ]

At June 30, 2001, there were 17,151,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Part 1.	Financial Information:

Item 1.	Financial Statements
Accountant's Review Report
Balance Sheets - June 30, 2001 (Unaudited) and December 31, 2000 (Audited)
Statements of Operations - For the Three Months and Six Months Ended June 30, 2001 and 2000 (Unaudited)
Statements of Cash Flows - For the Six Months Ended June 30, 2001 and 2000 (Unaudited)
Statements of Stockholders' Equity - For the year 2000 (Audited) and the Six Months ended June 30, 2001 (Unaudited)
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

Board of Directors
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of June 30, 2001, and the related statements of income, stockholders' equity and cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

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

Jackson & Rhodes P.C.

Dallas, Texas
August 10, 2001

CASTLEGUARD ENERGY INC.

BALANCE SHEETS

	June 30, 2001	December 31,
	(Unaudited)	2000
Assets

Current assets:
Cash and cash equivalents	$252,462	$795
Accounts receivable	209,546	232,787
Total current assets	462,008	233,582

Petroleum and natural gas interests, net	1,324,462	1,319,262

Debt issue expense, net	16,086	42,644

TOTAL ASSETS	$1,802,556	$1,595,484

Liabilities & Stockholders' Equity

Current liabilities:
Accounts payable	$41,442	$73,130
Notes payable - current	360,000	360,000
Total current liabilities	401,442	433,130

Notes payable - less current maturities	395,415	575,415
Deferred income taxes payable	48,000	-
Accrued stock to be issued	-	133,000

Stockholders' equity:
Common stock, $0.001 par value,
50,000,000 shares authorized; 19,013,626 and 17,353,626 shares issued	19,014	17,354
Paid-in capital	958,643	805,332
Accumulated earnings (deficit)	36,042	(312,743)
Less: Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	957,699	453,943

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,802,556	$1,595,488

CASTLEGUARD ENERGY INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2001	Three months ended June 30, 2000	Six months ended June 30, 2001	Six months ended June 30, 2000

Oil and gas Revenues	$ 250,482	$ 83,285	$ 784,744	$ 115,425

Expenses:
Lease operating expense and taxes	21,431	6,317	41,790	9,243
Depreciation, depletion and amortization	41,193	9,223	95,799	18,412
General and administrative	92,214	38,951	185,465	67,315
	154,838	54,491	323,054	94,970
Income from operations	95,644	28,794	461,690	20,455

Interest and financing costs	(29,948)	-	(64,905)	-

Income before income taxes	65,696	28,794	396,785	20,455
Provision for income taxes	29,000	-	48,000	-

Net income	$ 36,696	$ 28,794	$ 348,785	$ 20,455

Basic earnings per common share	$ .00	$ .00	$ .02	$ .00

Weighted average number of common shares outstanding (Millions)	17,152	15,075	17,022	15,075

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$348,785	$20,455
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion and amortization	95,799	18,412
Amortization of financing costs	26,559	-
Stock issued to consultants	21,971	-
Change in assets and liabilities:
Decrease (Increase) in receivables and payables	39,551	(112,071)
Net cash provided by (used in) operating activities	532,665	(73,204)

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(100,998)	(7,509)
Net cash (used in) investing activities	(100,998)	(7,509)

Cash Flows from Financing Activities:
Subscriptions received	-	170,000
Repayment of loan from related parties	-	(56,000)
Payments on long-term debt	(180,000)	-
Net cash provided by financing activities	(180,000)	114,000

Net increase in cash and cash equivalents	251,667	33,287
Cash and cash equivalents, beginning of period	795	65,957
Cash and cash equivalents, end of period	$252,462	$99,244

Supplemental information:
Interest paid	38,590	-

CASTLEGUARD ENERGY INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited For Year 2001 First Half)

			Additional		Accumulated	Total
	Common Stock		Paid-in	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	(deficit)	Equity

Balance, December 31, 1999	14,750,626	$ 14,751	$ 1,287,035	$ -	$ (398,965)	$ 902,821

Issuance of stock for cash	4,103,000	4,103	266,797	-	-	270,900

Reverse property acquisition	(1,500,000)	(1,500)	(748,500)	-	-	(750,000)

Purchase of treasury stock	-	-	-	(56,000)	-	(56,000)

Net income	-	-	-	-	86,222	86,222

Balance, December 31, 2000	17,353,626	$ 17,354	$ 805,332	$ (56,000)	$ (312,743)	$ 453,943

Issuance of stock for
compensation and
services payable	1,660,000	1,660	153,311	-	-	154,971

Net income for the six months	-	-	-	-	348,785	348,785

Balance, June 30, 2001	19,013,626	$ 19,014	$ 958,643	$ (56,000)	$ 36,042	$ 957,699

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in

CASTLEGUARD ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 3 - Long-Term Debt

     Long-term debt is a secured note payable to a commercial bank, payable at $30,000 per month plus interest at the bank's prime rate plus one percent. The note is collateralized by the company's interest in the Minden, Louisiana, field and is also guaranteed by two directors of the Company. Maturities of the debt are as follows:

2001	$180,000
2002	360,000
2003	215,415

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

RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 2001 vs. 2000

     Year 2001 (this year) results continued to improve in the second quarter compared to year 2000 (last year) but not as dramatically as had been true in the first quarter this year. The second quarter and the six months ended June 30, 2001 benefited from improved volumes and prices compared to last year.

     Volumes increased as the result of the Company's participation in several wells but particularly wells in the Minden field of Louisiana. Sales of oil declined in the quarter from 1059 barrels to 798 barrels but improved in the six months from 1150 barrels to 1381 barrels this year. Gas sales in the quarter rose from 19,305 mcf last year to 48,123 this year and in the six months rose from 32,738 mcf to 118,459.

     Prices improved in the three and six month periods from the same periods last year. Oil prices increased from $25.48 per barrel to $26.08 in the quarter and from $25.79 to $26.64 in the six months. Similarly, gas prices rose from $2.92 to $4.77 in the quarter and from $2.62 to $6.27 in the six months.

The combination of volumes and price increases drove improved revenues in the quarter and the six months by 200.8% and 579.9%, respectively, when compared with last year.

     Expenses increased in the quarter and six months compared to last year specifically the result of increased activity that produced the revenue increase. After expenses, including financing cost, income before taxes improved in the quarter 128% from last year and the six months improved 1,840% from last year. The six months 2001 also reflects provision for federal income taxes versus none in 2000 reflecting the exhaustion of the Company's tax net operating loss carry forward. The rate of improvement slowed in the second quarter versus the first quarter because last year's second quarter had begun to reflect the Company's business plan but most importantly because realized gas prices have declined this year from $9.06 in January to $3.61 in June. Additionally, the Company's share of daily volumes from the Minden Louisiana wells have declined from 672 mcf per day in January to 384 mcf per day in June. Additional pay zones are being reviewed for recompletion at optimal times.

Comparisons of operating results for the three and six months 2000 with corresponding periods of 1999 are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow in the six months ended June 30, 2001 was substantially improved over the same period last year, as well as, improved compared to the last half of last year. Cash flow has been adequate to fund operating costs, debt service and new projects. Additional funding will be required to fully exploit all the opportunities available to the Company and must be arranged in the future. Inability to secure additional funding will limit the Company's deal flow in the future.

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

August 14, 2001
BY: Bob G. Honea, Director/President