Form 10QSB
period 2001-09-30
CASTLEGUARD ENERGY INC
filed 2001-11-13
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

YES [X] NO [ ]

At September 30, 2001, there were 17,151,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Part 1.	Financial Information:

Item 1.	Financial Statements
Accountant's Review Report
Balance Sheets - September 30, 2001 (Unaudited) and December 31, 2000 (Audited)
Statements of Operations - For the Three Months and Nine Months Ended September 30, 2001 and 2000 (Unaudited)
Statements of Cash Flows - For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)
Statements of Stockholders' Equity - For the year 2000 (Audited) and the Nine Months Ended September 30, 2001 (Unaudited)

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

Board of Directors
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheets of Castleguard Energy, Inc. as of September 30, 2001, and the related statements of income, stockholders' equity and cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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

Jackson & Rhodes P.C.

Dallas, Texas
November 8, 2001

CASTLEGUARD ENERGY INC.

BALANCE SHEETS

	September 30, 2001 (Unaudited)	December 31, 2000
Assets

Current assets:
Cash and cash equivalents	$181,313	$795
Accounts receivable	152,413	232,787
Total current assets	333,726	233,582

Petroleum and natural gas interests, net	1,428,088	1,319,262

Debt issue costs, net	2,807	42,644

TOTAL ASSETS	$1,764,621	$1,595,488

Liabilities & Stockholders' Equity

Current liabilities:
Accounts payable	$79,657	$73,130
Notes payable - current	360,000	360,000
Total current liabilities	439,657	433,130

Notes Payable, less current maturities	305,415	575,415
Deferred income taxes payable	58,000	-
Accrued stock to be issued	-	133,000

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 19,013,626 and 17,353,626 issued	19,014	17,354
Paid-in capital	958,643	805,332
Accumulated earnings (deficit)	39,892	(312,743)
Less: Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	961,549	453,943

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,764,621	$1,595,488

CASTLEGUARD ENERGY INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended Sept. 30, 2001	Three months ended Sept. 30, 2000	Nine months ended Sept. 30, 2001	Nine months ended Sept. 30, 2000

Oil and gas Revenues	$ 109,739	$ 144,532	$ 894,483	$ 259,957

Expenses:
Lease operating expense and taxes	17,432	10,472	59,222	19,715
Depreciation, depletion and amortization	21,807	7,165	117,605	25,577
General and administrative	31,519	16,045	216,985	83,360
	70,758	33,682	393,812	128,652
Income from operations	36,981	110,850	500,671	131,305

Interest and financing costs	(25,131)	(14,886)	(90,036)	(14,886)

Income before income taxes	13,850	95,964	410,635	116,419
Provision for income taxes	10,000	-	58,000	-

Net income	$ 3,850	$ 95,964	$ 352,635	$ 116,419

Basic earnings per common share	$ .00	$ .01	$ .02	$ .01

Weighted average number of common shares outstanding (Millions)	17,152	17,133	17,087	15,761

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$352,635	$116,419
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion and amortization	117,605	25,577
Amortization of financing costs	39,837	-
Stock issued to consultants	21,971	-
Change in assets and liabilities:
Decrease (Increase) in receivables and payables	144,901	(111,770)
Net cash provided by (used in) operating activities	676,949	(30,226)

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(226,431)	(7,509)
Net cash (used in) investing activities	(226,431)	(7,509)

Cash Flows from Financing Activities:
Subscriptions received	-	170,000
Repayment of loan from related parties	-	(56,000)
Payments on long-term debt	(270,000)	-
Net cash provided by financing activities	(270,000)	114,000

Net increase in cash and cash equivalents	180,518	136,717
Cash and cash equivalents, beginning of period	795	65,957
Cash and cash equivalents, end of period	$181,313	$202,674

Supplemental information:
Interest paid	$52,424	$-

CASTLEGUARD ENERGY INC.

statements of stockholders' equity
(Unaudited for year 2001)

			Additional		Accumulated	Total
	Common Stock		Paid-in	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	(deficit)	Equity

Balance, December 31, 1999	14,750,626	$ 14,751	$ 1,287,035	$ -	$ (398,965)	$ 902,821

Issuance of stock for cash	4,103,000	4,103	266,797	-	-	270,900

Reverse property acquisition	(1,500,000)	(1,500)	(748,500)	-	-	(750,000)

Purchase of treasury stock	-	-	-	(56,000)	-	(56,000)

Net income	-	-	-	-	86,222	86,222

Balance, December 31, 2000	17,353,626	$ 17,354	$ 805,332	$ (56,000)	$ (312,743)	$ 453,943

Issuance of stock for
compensation and
services payable	1,660,000	1,660	153,311	-	-	154,971

Net income for the nine months	-	-	-	-	352,635	352,635

Balance, September 30, 2001	19,013,626	$ 19,014	$ 958,643	$ (56,000)	$ 39,892	$ 961,549

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in

CASTLEGUARD ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 3 - Long-Term Debt

     Long-term debt is a secured note payable to a commercial bank, payable at $30,000 per month plus interest at the bank's prime rate plus one percent. The note is collateralized by the company's interest in the Minden, Louisiana, field and is also guaranteed by two directors of the Company. Maturities of the debt are as follows:

2001	$ 90,000
2002	360,000
2003	215,415

Note 4 - Related Party Transactions

     In January, 2001, the Company's directors entered into an agreement with H & S Production, Inc. (a company wholly-owned by the Company's Chairman, Scott Heape) to participate in a farmout agreement covering leasehold interests in the Mings Chapel Field in East Texas whereby the Company has the opportunity to participate in up to three development wells. The first of these wells was drilled in the first quarter of 2001 and commenced production in April 2001, the second was drilled in the third quarter of 2001 and is expected to commence production in the fourth quarter of 2001.

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

RESULTS OF OPERATIONS

Three Months September 2001 vs. 2000

     This year's third quarter declined from last year's third quarter as the result of lower commodity prices with slightly improved sales volumes, combined with higher operating costs, depreciation, depletion and amortization, general and administrative expense and interest.

     Gas prices this year were 30% lower that those of the same quarter last year and overwhelmed an 11 1/2% increase in volume resulting in revenues that were also 24% lower than last year. Operating, depreciation, depletion and amortization, and general and administrative costs were higher, reflecting increased levels of activity by the Company in 2001 compared to 2000. Additionally, this year's third quarter had a full quarter's interest charge for the debt incurred in last year's third quarter to increase the Company's interest in the Minden dome area of Louisiana.

Nine Months September 2001 vs. 2000

     Nine months net income this year improved 203% over last year as the result of higher volumes (up 152% for gas and 27.7% for oil) and higher prices (55.9% for gas and 4.3% for oil) compared with last year. The higher commodity volumes and prices drove a 244% increase in revenue for the nine months this year compared with last year. Operating expenses and general and administrative expenses increased to reflect the higher activity level and depreciation, depletion and amortization increased 360% reflecting higher production and greater investment in producing properties. An income tax provision this year is required because the Company's tax loss carry forward was exhausted during the earlier part of the year.

* * *
Comparisons of operating results for the three and nine months 2000 with corresponding periods of 1999 are not meaningful.

CAPITAL PROJECTS

Production volume is a big factor to operating results as are commodity prices. The Company cannot influence price levels for its hydrocarbon production, but it can influence its production level.

    Natural gas production peaked in the first quarter of this year when the Company's Minden interest experienced maximum production from two new wells drilled in the last half of last year. While the Company has more than recovered its costs of drilling and a share of the property acquisition cost, production has declined rapidly from highest levels which is characteristic of Minden dome gas wells. Several potential producing intervals were identified during the original drilling but the wells were completed in only one interval originally. The wells' operator commenced new completion efforts in the fourth quarter to complete both wells in new intervals while continuing production from the existing intervals. The operator expects completion in the fourth quarter with full effect of additional volumes in the first quarter of next year.

     In addition to the recompletions, review of additional potential drilling locations at Minden continues, and the Company is participating in a unit adjacent to its primary Minden interest where a new gas well has recently been drilled and is in process of being completed by another operator.

The operator of the Company's interest in Texas Mings Chapel field has recently drilled a second well which the operator believes will commence production in December 2001.

Capital expenditures during the third quarter were principally in Minden and Mings Chapel.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow in the nine months ended September 30, 2001 was substantially improved over the same period last year, as well as, improved compared to the last half of last year. Although slowing in the third quarter from the first half of the year, cash flow has been adequate to fund operating costs, debt service and new projects. Additional funding will be required to fully exploit all the opportunities available to the Company and must be arranged in the future. Inability to secure additional funding will limit the Company's deal flow in the future.

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

November 12, 2001
BY: Bob G. Honea, Director/President