Form 10KSB
period 2001-12-31
CASTLEGUARD ENERGY INC
filed 2002-03-27
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO __________

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

[ ]

State the registrant's revenues for its most recent fiscal year: $1,035,484

The aggregate market value on March 15, 2002, of Common shares held by non-affiliates was approximately $1,200,614 based on the average closing bid and asked prices of the registrant's Common shares on such date, as quoted by the National Quotation Bureau.

At March 15, 2002, there were 17,151,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

2001 FORM 10-KSB ANNUAL REPORT

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

Developments During Year 2001

In May 2001, the Company joined in the completion of the Inman A-2 well in the Mings Chapel Field, Upsher County, Texas.

    In October, 2001, the Company participated in the completion of the EOG Resources Moreland #1 well. The well was completed as a flowing gas well from the Paluxy interval. This well is adjacent to the Company's properties in the Minden Field, Webster Parish, Louisiana.

    In November 2001, the Company participated in the recompletion of the Youngblood 21-1 D in the Glen Rose formation, Minden Louisiana, and, also in November, the Company participated in the dual completion in the H. C. Cox 28-1 "B" zone.

In December 2001, the Company participated in an additional Cotton Valley Haynesville completion of the William T-2 well in the Mings Chapel Field, Upsher County, Texas.

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

Nature Of The Company's Oil And Gas Business

    The Company was formed in 1988, and only recently has altered its business and become profitable. The development of the Company's business will continue to require substantial expenditures. The Company's future financial results will depend primarily on its ability to locate hydrocarbons economically in commercial quantities, to provide drilling site and target depth recommendations resulting in profitable productive wells and on the market prices for oil and natural gas. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the near future.

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

The Company's net proved reserves, including behind-pipe reserves, as estimated by independent petroleum engineers, Gary S. Swindell & Associates , at December 31, 2001 were:

	Crude Oil (BBLS)	Natural Gas (MCF)
Proved developed producing	9,741	967,419
Proved developed non-producing	681	362,082
Total	10,422	1,329,501

See Note 10 of the Notes to Financial Statements included in Appendix A to this report for additional information on gas and oil reserves.

    At December 31, 2001, the Company owned interests in 9 gross gas wells (1.07 net), two of which are dual completions, and 3 gross oil wells (.21 net). The terms "gross" refers to the wells in which a working interest is owned, and the term "net refers to gross wells multiplied by the percentage of Castleguard's working interest owned therein.

Castleguard participated in the drilling of 3 productive wells (.12 net) in 2001 and one recompletion; it participated in 3 productive wells (.46 net) in 2000.

At December 31, 2001, the Company was not participating in the drilling of any wells.

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

PART II
-------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

(a) PRICE RANGE OF COMMON SHARES

    The principal U.S. market in which the Company's Common Stock ($.001 par value, all of which are one class) has been traded is the Over the Counter Bulletin Board. The Company's common stock is quoted on the OTC Bulletin Board (Symbol: "MOAT.OB"). The following table sets forth the range of high and low closing bid prices for the Company's Common Stock on a quarterly basis since September 30, 1998 as reported by the National Quotation Bureau, Inc. (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). As of March 15, 2002 the closing bid for the Company's common stock was $.07 per share.   The foregoing and following information should not be taken as an indication of the existence of an established public trading market for the Company's Common Stock.

	Bid Prices
	2001		2000		1999
Quarter	High	Low	High	Low	High	Low
First	$.28	$.09	$1.50	$.25	$.63	$.25
Second	.28	.14	.57	.04	.55	.07
Third	.20	.06	.21	.08	.10	.04
Fourth	.13	.05	.16	.08	.06	.04

Holders

    The approximate number of record holders of the Company's Common Stock as of March 15, 2002 was 48, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding as of March 15, 2002 was 17,151,626 shares, of which 10,703,902 are free trading shares.

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

The following sets forth the name, and position of each director and executive officer of the Company:

OFFICERS	AGE	CURRENT OFFICE
Scott G. Heape	52	Chairman, Director
Bob G. Honea	64	President, Treasurer/Secretary, Director
Benton J. Poole	50	Director
G. Neil L. Kennedy	53	Director

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

Mr. Honea is the President of National Tubular Products, Inc. and NTP Energy, Inc., both of Dallas, Texas.

Benton J. Poole

    Mr. Poole received a Bachelor of Business Administration degree from the Texas Tech University in 1973 and a Doctor of Jurisprudence degree from Texas Tech University School of Law in 1976. Mr. Poole has 25 years of experience in the private practice of law and is presently a solo practitioner concentrating in oil, gas and mineral law. He is a member of the State Bar of Texas, the American Bar Association and the Dallas Bar Association and is a member of the Oil, Gas and Mineral Law/Energy Law Section of each.

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

ITEM 10 - EXECUTIVE COMPENSATION

--------------------------------

    At March 15, 2002, the Company had no salaried employees, either in field operations or office and administrative activities. The Company contracts with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to perform the office and administrative activities of the Company. The Company also utilizes the services of outside consultants on a contract basis.

    As of March 15, 2002 there have been no salaries paid to any of the officers or Directors of the company. Directors have not been compensated in cash for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

    The following table sets forth, as of March 15, 2002, information with respect to (1) any person known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (2) the shares of Common Stock beneficially owned by each officer and director of the Company, and (3) the total of the Company's Common Stock beneficially owned by the Company's officers and directors as a group. Except as noted in the footnotes, it is the belief of the Company that each stockholder listed below holds the sole voting and investment power with regard to the shares owned beneficially by such stockholder:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Common Stock Outstanding(1)
Scott G. Heape Dallas, Texas	1,928,166(2)	11.24

Bob G. Honea Dallas, Texas	1,540,000(3)	8.98

G. Neil Kennedy Calgary, British Columbia	200,000	1.17

Benton J. Poole Dallas, Texas	577,200(4)	3.37

All officers and directors as a group (4 persons)	4,245,366	24.75

(1)  Based upon 17,151,626 shares issued and outstanding as March 15 , 2002, after deducting 1,862,000 shares held in the Company's treasury.

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    In January, 2001, the Company's directors entered into an agreement with H & S Production, Inc. (a company wholly owned by the Company's Chairman, Scott Heape) to participate in a farmout agreement covering leasehold interests in the Mings Chapel Field in East Texas whereby the Company has the opportunity to participate in up to three development wells. The first and second wells were drilled, completed, and put on line in 2001. A third well is planned to be drilled in the summer of 2002; additionally, four proven undeveloped locations have been identified as a result of the first two wells drilled on this prospect.

PART IV

ITEM 13 - EXHIBITS AND REPORTS

(a) Financial Statements

The following items appear in the Financial Information section included in Appendix A to this report.
Financial Review

Independent Auditor's Report

Financial Statements:

Statements of Income

Statements of Cash Flows

Balance Sheets

Statements of Stockholders' Equity

Notes to Financial Statements

All other schedules are omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

(b) Exhibits
-----------
Exhibit No.	Item
3.1*	Certificate of Incorporation of Castleguard Energy, Inc. incorporated by reference from the 1999 10KSB (Exhibit 3.1).
3.2**	Amended and Restated By-Laws of Castleguard Energy, Inc.
10.1	Loan Agreement from Castleguard Energy, Inc., as Borrower, and First American Bank in Dallas, Texas, as Bank.

*	Previously filed as an exhibit to our 1999 Annual report on Form 10KSB, and incorporated herein by reference.
**	Previously filed as an exhibit to our 2000 Annual report on Form 10KSB, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLEGUARD ENERGY, INC.

March 27, 2002	/s/ Bob G. Honea
BY: Bob G. Honea, Director/President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BOB G. HONEA /s/ Bob G. Honea	Director/President Corporation Secretary	March 27, 2002

SCOTT HEAPE /s/ Scott Heape	Director	March 27, 2002

BENTON POOLE /s/ Benton Poole	Director	March 27, 2002

G. NEIL KENNEDY /s/ G. Neil Kennedy	Director	March 27, 2002

APPENDIX A

CASTLEGUARD ENERGY, INC.

INDEX TO FINANCIAL INFORMATION

DECEMBER 31, 2001

Financial Review

Independent Auditors' Report

Financial Statements:

Statements of Income

Statements of Cash Flows

Balance Sheets

Statements of Changes in Stockholders' Equity

Notes to Financial Statements

CASTLEGUARD ENERGY, INC.
Financial Review

     The following is a discussion and comparison of the financial condition and results of operations of the Company as of and for the twelve months ended December, 2001 ("2001") compared with the twelve months ended December, 2000 ("2000") and 2000 compared to 1999. This discussion should be read in conjunction with the Company's Financial Statements, the notes related thereto, and the other financial data included elsewhere in this Annual Report on Form 10-KSB.

2001 Results of Operations Compared with 2000

     Net income of $339,716 ($.02 per share) for 2001 was significantly improved over net income of $86,222 ($.01) per share for 2000, primarily from success in participating in new wells drilled in the last half of 2000 whose production substantially benefited early 2001. Revenues increased 138% year over year driven by higher commodity prices and higher production volumes.

     Gas volumes increased to 201,231 mcf from 88,537 mcf in 2000 and oil volumes increased to 2,848 barrels from 2,425 barrels in 2000. Average gas prices in 2001 were $4.80 per mcf compared to $4.10 per mcf in 2000. Oil prices averaged $24.36 per barrel in 2001 compared to $28.62 per barrel in 2000.

     Prices and production volumes were at their highest in the first quarter of 2001, declining in the second and third quarters. Prices continued to decline and were generally soft through the last quarter of 2001. Production, on the other hand, improved in the fourth quarter as a result of recompletion work in the Minden field.

     Production costs and taxes rose in tandem with revenues in 2001, but higher than 2000, whereas depreciation, depletion and amortization rose 234% from 2000 as the result of a 127% increase in gas production volumes and a higher DD&A unit rate driven by the downward adjustment in the Company's reserves at year end 2001.

     Administrative costs increased 36% in 2001 compared with the year 2000, but at a rate substantially less than revenues or income before taxes and interest. Interest and financing costs rose 68% in 2001 compared with 2000 reflecting the full year cost of bank financing used to purchase an addition to the Company's interest in the Minden field in August 2000. Even though the Company does not expect to pay cash income taxes for 2001, a deferred tax provision of $61,000 was accrued in 2001 to reflect book/tax timing differences.

2000 Results of Operations Compared with 1999

     Net income of $86,222 ($.01 per share) for 2000 was significantly improved over a net loss of ($319,777) (($.02) per share) for 1999, as the Company commenced its new business plan following a year of reorganizing in 1999. Revenues increased 760% year over year driven by increased volumes of hydrocarbon sales and higher prices. Oil volumes increased to 2,425 barrels from 1,548 barrels in 1999 and gas volumes increased to 88,537 MCF from 9,213 MCF in 1999. Average gas prices in 2000 were $4.10 per MCF compared to $2.35 per MCF in 1999. Oil prices averaged $28.62 per barrel in 2000 compared to $20.58 per barrel in 1999. Increased revenues were substantially in excess of operating costs and interest related to debt incurred to acquire an additional interest in the Minden field in Louisiana.

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

Reserves

The Company's net proved oil and gas reserves at January 1, 2001 compared with January 1, 2000 plus the changes for those years, as estimated by independent petroleum engineers, are set forth below.

	2001		2000
	Gas	Oil	Gas	Oil
	(MCF)	(BBL)	(MCF)	(BBL)
Reserves at beginning of year	1,709,331	13,752	260,946	7,177
Added by exploration and development	211,086	869	1,373,421	9,139
Revisions of previous reserves	(389,685)	(1,351)	(66,286)	(3,479)
Added by acquisition	-	-	229,787	3,340
Less production	(201,231)	(2,848)	(88,537)	(2,425)

Reserves at year end	1,329,501	10,422	1,709,331	13,752

     Year 2000 reflected the addition of reserves primarily from activities in the Minden field. Year 2001 reflects new reserves from the Moreland well in Minden and two wells in the Mings Chapel field, but reductions from the adverse consequences of high production rate in Minden field during 2001 coupled with drastically lower market prices for gas that diminished the commercial viability of some former reserves.

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

     Essentially all of the Company's cash flow from years 2001 and 2000, after debt service and changes in working capital, was used for drilling projects in the Minden and Mings Chapel fields. The Company expects to continue to apply all of its free cash flow to fund new projects and additional development wells. Executing the Company's business plan in the future will require additional funds from additional debt and/or equity financings, sales of existing properties, industry alliances, or other sources. The lack of additional funding will limit the Company's deal flow in the future. Management believes cash flows from existing properties will more than adequately fund current operating requirements.

Fourth Quarter Results

     Fourth quarter 2001 net loss was $(12,919) (($.00) per share), compared with a net loss of ($30,199) (($.00) per share) for 2000 fourth quarter. The improvement from 2000 reflects the continued execution of the Company's business plan to acquire and develop interests in producing properties that will improve Castleguard's cash flow and profitability. But this year's revenues and operating results were adversely impacted by sharply lower prices in 2001 compared to 2000. Last year, fourth quarter net loss was increased by $87,000 from the cost of shares issued to Directors for their service as Directors and for guaranteeing the Company's debt.

     Sales volumes of natural gas were 54,133 MCF in the fourth quarter of 2001 at an average price of $2.42 versus 30,123 MCF in 2000 at an average price of $4.98. Similarly, oil volumes in the fourth quarter of 2001 were 617 barrels at $18.23 per barrel versus 779 barrels at an average price of $31.71 in 2000.

INDEPENDENT AUDITORS' REPORT

Board of Directors
Castleguard Energy, Inc.

We have audited the accompanying balance sheets of Castleguard Energy, Inc. as of December 31, 2001 and 2000 and the related statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castleguard Energy, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Jackson & Rhodes P.C.

Dallas, Texas
March 18, 2002

CASTLEGUARD ENERGY INC.
STATEMENTS OF INCOME
For the Years Ended December 31, 2001 and 2000

	2001	2000

Oil and gas sales	$ 1,035,484	$ 435,198

Expenses:
Lease operating expenses and taxes	92,028	44,296
Depreciation, depletion and amortization	186,768	56,159
General and administrative	253,965	186,826
	532,761	287,281

Income from operations	502,723	147,917

Other income (expense)
Interest expense and other financing costs	(105,446)	(63,202)
Other	3,439	1,507
	(102,007)	(61,695)

Income before income taxes	400,716	86,222

Provision for income taxes	61,000	-

Net income	$ 339,716	$ 86,222

Basic earnings per common share	$ .02	$ .01

Weighted average number of common shares outstanding	17,086,626	15,616,334

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.
STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001 and 2000

	2001	2000
Cash flows from operating activities:
Net income	$ 339,716	$ 86,222
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation, depletion and amortization	186,768	56,159
Deferred income taxes	61,000	-
Issue of common shares for services	21,971	-
Accrued stock to be issued - expense portion	7,315	100,000
Change in assets and liabilities:
Accounts receivable	86,303	(232,316)
Other assets	42,644	(10,850)
Accounts payable and accrued liabilities	10,930	(51,038)
Net cash used by operating activities	756,647	(51,823)

Cash flows from investing activities:
Purchase of and additions to petroleum and natural gas interests	(327,463)	(1,006,754)
Acquisition of treasury stock	-	(56,000)
Net cash used in investing activities	(327,463)	(1,062,754)

Cash flows from financing activities:
Proceeds from sale of common stock	-	170,000
Change in loan from related party	-	(56,000)
Proceeds from issuance of debt	-	1,040,000
Payments on long-term debt	(330,000)	(104,585)
Net cash provided by financing activities	(330,000)	1,049,415

Net increase (decrease) in cash and cash equivalents	99,184	(65,162)

Cash and cash equivalents, beginning of year	795	65,957

Cash and cash equivalents, end of year	$ 99,979	$ 795

Supplemental information:
Interest paid during the year	$ 62,082	$ 34,997

Non-cash activities:

         The Company issued shares from the subscriptions received of $100,900 during 2000.

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.
BALANCE SHEETS
December 31, 2001 and 2000

ASSETS
	2001	2000
Current assets:
Cash	$ 99,979	$ 795
Accounts receivable	146,877	232,787
Total current assets	246,856	233,582

Petroleum and natural gas interests, net (Note 4)	1,459,384	1,318,589

Other assets	-	43,317
	$ 1,706,240	$ 1,595,488

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 83,880	$ 73,130
Current portion of long-term debt (Note 7)	238,337	360,000
Total current liabilities	322,217	433,130

Long-term debt, less current portion (Note 7)	367,078	575,415
Accrued stock to be issued (Note 9)	7,315	133,000
Deferred income taxes (Note 6)	61,000	-
Total liabilities	757,610	1,141,545

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 19,013,626 and 17,353,626 shares issued	19,014	17,354
Paid-in capital	958,643	805,332
Retained earnings (deficit)	26,973	(312,743)
Less: Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	948,630	453,943
	$ 1,706,240	$ 1,595,488
See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2001 and 2000

					Retained	Total
	Common Stock		Paid-in	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	(Deficit)	Equity

Balance, December 31, 1999	14,750,626	$ 14,751	$ 1,287,035	-	$ (398,965)	$ 902,821

Issuance of stock for cash	4,103,000	4,103	266,797			270,900

Reverse property acquisition	(1,500,000)	(1,500)	(748,500)			(750,000)

Purchase of treasury stock				(56,000)		(56,000)

Net income	-	-	-	-	86,222	86,222

Balance, December 31, 2000	17,353,626	$ 17,354	$ 805,332	$ (56,000)	$ (312,743)	$ 453,943

Issuance of stock accrued (Note 9)	1,400,000	1,400	131,600			133,000

Issuance of stock for services	260,000	260	21,711			21,971

Net income	-	-	-	-	339,716	339,716

Balance, December 31, 2001	19,013,626	$ 19,014	$ 958,643	$ (56,000)	$ 26,973	$ 948,630

See accompanying notes to financial statements.

1.	Description of Business

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

Basis of Presentation

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2001, the Company had a working capital deficiency of $75,361. The Company is in the process of growing through the acquisition of oil and gas interests (Note 4). The Company intends to finance this growth through the use of cash flow from operations and issuance of common stock and external debt (Note 7). Future operations are dependent on the Company's ability to obtain financing from share issuances and external debt to finance acquisitions of property and on its ability to achieve earnings from its acquired operations.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers any short-term cash investments with an original maturity of three months or less to be a cash equivalent.

Net Income Per Weighted Average Share

Basic Net income per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

Oil and Gas Sales

Petroleum and natural gas sales are recognized upon delivery to the metered point upstream of the pipeline connection.

Property and Equipment

The Company utilizes the full-cost method of accounting for oil and gas properties, which involves capitalizing all acquisitions, exploration and development costs incurred for the purpose of finding oil and gas reserves, including the costs of drilling and equipping productive well, dry hole costs, lease acquisition costs and delay rentals. The Company also capitalizes the portion of general and administrative costs which can be directly identified with acquisition, exploration or development of oil and gas properties. Costs associated with unevaluated properties are excluded from amortization. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties, the properties are sold, or management determines these costs to have been impaired. cost of properties, including future development, site restoration, dismantlement and abandonment costs, which have proved reserves and those which have been determined to be worthless, are depleted on the unit of production method based on proved reserves. Additionally, the capitalized costs of oil and gas properties cannot exceed the present value of the estimated net cash flow from its proved reserves, together with the lower of cost or estimated fair value of its undeveloped properties (the full-cost ceiling). Transactions involving sales of reserves in place, unless extraordinarily large portions of reserves are involved, are recorded as adjustments to accumulated depreciation, depletion and amortization.

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

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award. However, SFAS 123 also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. The Company has elected to measure compensation cost for options issued to employees under Opinion 25. Options issued to nonemployees are measured in accordance with SFAS 123.

3.	Subscriptions Received

At December 31, 1999, the Company had received $100,900 in subscriptions for the issuance of 1,003,000 shares through private placement. During 2000, the outstanding 1999 subscriptions were exchanged for common stock..

4.	Petroleum and Natural Gas Interests

The following table discloses certain financial date relative to the Company's evaluated oil and gas producing activities, which at December 31, 2001 and 2000 are all located in the United States.

	2001	2000
Costs incurred during year:
Capitalized:
Purchases of producing properties	$ -	$ 840,557
Exploration costs	224,811	111,141
Development costs	102,652	55,056
	$ 327,463	$ 1,006,754

Petroleum and natural gas interests:
Balance, beginning of year	$ 1,399,051	$ 1,142,638
Additions	327,463	1,006,754
Sales	-	(750,000)
Balance, end of year	$ 1,726,955	$ 1,399,392

Accumulated depletion and amortization
Balance, beginning of year	$ 80,803	$ 25,342
Provision for depletion and amortization	186,768	55,461
Balance, end of year	$ 267,571	$ 80,803

Net capitalized costs	$ 1,459,384	$ 1,318,589
Amortization and depletion per mcf	$ .85	$ .67

5.	Related Party Transactions

In February 1999, the Company acquired a 8% working interest in oil and gas leases covering approximately 10,000 acres in Navarro County, Texas as well as 40 sq. miles of 3D seismic on this property from H & S Production, a company owned by the Chairman of the Board, in exchange for 1,500,000 shares of common stock at a fair value of $750,000 and $50,000, respectively, for a total cost of $800,000. In the third quarter of 2000, the Company's Board of Directors voted unanimously to sell the oil and gas leases and seismic data back to H & S Production for the consideration originally paid.

In January, 2001, the Company's directors entered into an agreement with H & S Production, Inc. (a company wholly owned by the Company's Chairman, Scott Heape) to participate in a farmout agreement covering leasehold interests in the Mings Chapel Field in East Texas whereby the Company has the opportunity to participate in up to three development wells. The first and second wells were drilled, completed, and put on line in 2001. A third well is planned to be drilled in the summer of 2002; additionally, four proven but undeveloped locations have been identified as a result of the first two wells drilled on this prospect.

6.	Income Taxes

Following is an analysis of the provision for income taxes compared to the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes:

  2001

  2000

Computed "expected" tax (benefit)

$ 136,243

$ 29,315

Increase (decrease) in income tax resulting from:

   Difference in effective rate

(20,036)

-

   Utilization of net operating loss carryforward

(110,487)

-

   Change in the beginning-of-year balance

     of the valuation allowance for deferred

     tax assets allocated to income tax expense

   55,279

(29,315)

$   61,000

$          -

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities at December 31, 2001 and 2000 are presented below:

  2001

  2000

Deferred tax liability (asset):

   Difference between financial and tax basis of property

$ 146,213

$         -

   Net operating loss carryforwards

 (85,213)

(55,279)

Less valuation allowance

         -

 55,279

   Net deferred tax liability

$   61,000

$          -

At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $294,000 which were available to offset future federal taxable income, if any, through 2017.

7.	Long-Term Debt

On September 1, 2000, the Company borrowed $1,040,000 from a commercial bank to acquire certain oil and gas properties in Louisiana. Principal was payable $30,000 per month plus interest at the bank's prime rate plus one percent. The note was collateralized by the entire interest in the Minden oil and gas properties acquired and guaranteed by two directors of the Company.

In January 2002, the balance outstanding of $605,415, prior to principal payments for December and January, was refinanced with another commercial bank pursuant to discussions initiated in the fall of 2001. Terms of the financing provide for principal payments of $21,667 monthly plus interest at Wall Street Journal prime (4.75% at December 31, 2001) plus 3/4 of one percent. The note is collateralized by the Company's interest in oil and gas properties and guaranteed by two directors of the Company. Maturities of the debt are as follows:

2002

$238,337

2003

260,004

2004

107,074

Debt covenants restrict other debt, pledge of assets, sales of assets, payment of dividends, mergers and changes in ownership.

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

During 2000, the Company agreed to issue 1,400,000 common shares for services rendered by third parties and directors. The shares were not issued until January 2001; therefore, the Company accrued the cost of the shares as follows:

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

During 2001, the company settled a claim against a former director by agreeing to issue 132,000 shares of common stock. The unissued shares have been valued based on the value the shares were trading in the public market at the date issued ($7,135) and accrued in the accompanying balance sheet at December 31, 2001.

During 2001, the Company has issued 1,000,000 stock options to directors and a consultant which are considered compensatory. The options were issued in September 2001 at an exercise price of $.10 per share. The options vested immediately and expire in September 2011.

Fair values for the stock underlying stock options and stock warrants consisted of quoted market prices as listed in stock-trading business journals. These fair values were used to determine the compensatory components of the stock options granted during 2001.

Compensation costs for options issued to employees is recognized as an expense when vested at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. There was no compensation expense to be recorded for the year ended December 31, 2001.

Using the fair value method, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001: dividend yield of 0.0 percent; expected volatility of 150 percent; risk free interest rates of 4.5 percent; expected lives of two years.

Pro forma disclosures as required by SFAS 123 for 2001 are as follows:

Net income	$287,610
Net income per common share	$.02

10.	Oil and Gas Reserve Information - Unaudited

The Company's net proved oil and gas reserves at December 31, 2001 and 2000 were estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission based upon economic and operating conditions existing at the respective year ends.

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

	Proved Developed Reserves
	2001		2000
	Oil	Gas	Oil	Gas
	(BBL)	(MCF)	(BBL)	(MCF)
Proved producing	9,741	967,419	6,323	840,067
Proved non-producing	681	362,082	7,429	869,264
	10,422	1,329,501	13,752	1,709,331

Components of change in the foregoing reserves for the last two years are as follows:

	2001		2000
	Oil	Gas	Oil	Gas
	(BBL)	(MCF)	(BBL)	(MCF)
Reserves at beginning of year	13,752	1,709,331	7,177	260,946
Added by exploration and development	869	211,086	9,139	1,373,421
Revisions of previous reserves	(1,351)	(389,685)	(3,479)	(66,286)
Added by acquisition	-	-	3,340	229,787
Less production	(2,848)	(201,231)	(2,425)	(88,537)

Reserves at year end	10,422	1,329,501	13,752	1,709,331

The following table presents the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by FASB. The oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at December 31, 2001 and 2000, and has been escalated only where known and determinable price changes are provided by contracts and law. Future production and development costs are based on current costs with no escalations. Future net cash flows are the estimated future gross revenue less estimated production and ad valorem taxes, income taxes, operating expenses and capital expenditures. They do not consider business risks, or profit on investment.

	2001	2000
Future cash flows	$ 3,406,394	$ 7,860,446
Future production and development costs	(874,174)	(490,029)
Income taxes	(592,747)	(2,395,743)
Future net cash flows	1,939,473	4,974,674
10% annual discount	(640,626)	(1,378,601)
Standardized measure of discounted future net cash flows	$ 1,298,847	$ 3,596,073

The following are principal sources of change in the standardized measure of discounted future net cash flows:

	2001	2000
Standardized measure - beginning of year	$ 3,596,076	$ 359,073
Increases (decreases)
Sales and transfers, net of production costs	(943,456)	(390,902)
Net change in sales prices, net of production costs	(1,736,810)	289,319
Extensions and discoveries, net of future costs	201,971	2,833,647
Revisions of quantity estimates	(500,749)	(187,114)
Accretion of discount	786,045	76,525
Net change in income taxes	924,807	(1,085,333)
Purchases of reserves-in-place	-	507,161
Changes in production rates (timing) and other	(1,029,034)	1,193,697
	$ 1,298,847	$ 3,596,073