Form 10QSB
period 2002-03-31
CASTLEGUARD ENERGY INC
filed 2002-05-14
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

YES [X] NO [ ]

At March 31, 2002, there were 17,284,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Part 1.	Financial Information:

Item 1.	Financial Statements

Accountant's Review Report

Balance Sheets - March 31, 2002 (Unaudited) and December 31, 2001 (Audited)

Statements of Income - For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

Statements of Cash Flows - For the Three Months Ended March 31, 2002 and 2001 (Unaudited)

Statements of Stockholders' Equity - For the year 2001 and the Three Months ended March 31, 2002 (Unaudited)

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

Board of Directors
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheets of Castleguard Energy, Inc. as of March 31, 2002, and the related statements of income and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

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

Jackson & Rhodes P.C.

Dallas, Texas
May 9, 2002

CASTLEGUARD ENERGY INC.

BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$124,488	$99,979
Accounts receivable	95,008	146,877
Total current assets	219,496	246,856

Petroleum and natural gas interests, net	1,401,739	1,459,384

Deferred debt issue cost, net	27,062	-

TOTAL ASSETS	$1,648,297	$1,706,240

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$21,416	$83,880
Current portion of long-term debt	260,004	238,337
Total current liabilities	281,420	322,217

Long-term debt, less current portion	330,668	367,078
Accrued stock to be issued	-	7,315
Deferred income taxes	66,780	61,000

TOTAL LIABILITIES	678,868	757,610

Stockholders' equity:
Common stock, $0.001 par value,
50,000,000 shares authorized; 19,146,626 and 19,013,626 shares issued	19,147	19,014
Paid-in capital	965,824	958,643
Retained earnings	40,458	26,973
Less: Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	969,429	948,630

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,648,297	$1,706,240

CASTLEGUARD ENERGY INC.

STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
	2002	2001

Oil and gas sales	$169,425	$534,262

Expenses:
Lease operating expenses and taxes	29,324	20,359
Depreciation, depletion and amortization	60,897	54,606
General and administrative	52,214	93,251
	142,435	168,216
Income from operations	26,990	366,046

Interest and financing costs	(7,725)	(34,957)

Income before income taxes	19,265	331,089

Provision for income taxes	5,780	19,000

Net income	$13,485	$312,089

Basic earnings per common share	$.00	$.02

Weighted average number of common
shares outstanding (Millions)	17,096	16,892

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001

Cash Flows from Operating Activities:
Net income	$13,485	$312,089
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	60,897	54,606
Deferred income taxes	5,780	19,000
Amortization of financing costs	1,933	13,280
Change in assets and liabilities:
(Increase) Decrease in accounts receivable and
accounts payable	(10,595)	(163,025)
Net cash provided by (used in) operating activities	71,500	235,950

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(3,252)	(32,916)
Net cash (used in) investing activities	(3,252)	(32,916)

Cash Flows from Financing Activities:
Refinancing of bank loan	583,343	-
Payments on long-term debt	(627,082)	(90,000)
Net cash provided (used) by financing activities	(43,739)	(90,000)

Net increase in cash and cash equivalents	24,509	113,034
Cash and cash equivalents, beginning of period	99,979	795
Cash and cash equivalents, end of period	$124,488	$113,829

CASTLEGUARD ENERGY INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for year 2002 first quarter)

			Additional		Accumulated	Total
	Common Stock		Paid-in	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	(deficit)	Equity

Balance, December 31, 2000	17,353,626	$ 17,354	$ 808,332	$ (56,000)	$ (312,743)	$ 453,943

Issuance of stock accrued	1,400,000	1,400	131,600	-	-	133,000

Issuance of stock for services	260,000	260	21,711	-	-	21,971

Net income	-	-	-	-	339,716	339,716

Balance, December 31, 2001	19,013,626	$ 19,014	$ 958,643	$ (56,000)	$ 26,973	$ 948,630

Issuance of stock
To settle litigation	133,000	133	7,161			7,314

Net income					13,485	13,485

Balance, March 31, 2002	19,146,626	$ 19,147	$ 965,824	$ (56,000)	$ 40,458	$ 969,429

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 3 - Long-Term Debt

     Long-term debt is a secured note payable to a commercial bank, payable at $21,667 per month plus interest at the Wall Street Journal's prime rate plus 3/4 of one percent. The note is collateralized by the company's interest in oil and gas properties and is also guaranteed by two directors of the Company. Maturities of the debt are as follows:

	2002	$238,337
	2003	260,004
	2004	107,074

Debt covenants restrict other debt, pledge of assets, payments of dividends, mergers and changes in ownership.

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

Item 2.

CASTLEGUARD ENERGY, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27a of the Securities Act of 1933, as amended (the "Securities Act"), and section 21e of the Securities Exchange Act of 1934, as amended (the "exchange act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward- looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, price levels for oil and natural gas, concentration of oil and natural gas reserves and production, drilling risks, uncertainty of oil and gas reserves, risks associated with the development of additional revenues and with the acquisition of oil and gas properties and other energy assets, operating hazards and uninsured risks, general economic conditions, governmental regulation, changes in industry practices, marketing risks, one time events and other factors described herein ("cautionary statements"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward- looking statements. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. Reference is made to disclosure regarding "Forward-Looking Statements and Cautionary Statements" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001, which is incorporated herein by reference.

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

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2002 vs. 2001

     Year 2002 (this year) first quarter results declined from 2001 (last year) first quarter, as total hydrocarbon sales volumes and prices for natural gas declined. The volume decline for gas of 5.2% was largely attributable to decreased gas sales from the Company's working interests in the Minden Dome area of Louisiana, where the operator slowed production as the result of low prices. Natural gas sales volumes this year were 66,668 MCF vs. 70,336 MCF last year. Sales prices dropped from $7.29 per MCF in 2001 to $2.36 per MCF in 2002.

     Lease operating expenses in 2002 were up from 2001 as more wells were in operation this year than last. Depletion, depreciation and amortization (DD&A) provisions were also higher this year as the rate per mcf rose compared to last year as the result of lower reserves on which DD&A is based. General and administrative expenses were lower reflecting management's efforts to contain costs in a period of lower prices. Interest expense declined as the result of lower rates for the Company's borrowings coupled with lower debt. Income from operations and net income were lower than last year primarily from lower prices for hydrocarbons.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow in the quarter ended March 31, 2002 was more than adequate to provide operating capital, meet obligations to fund interest and debt payments while increasing cash at quarter end by $24,509 from December 31, 2001.

     The Company plans to participate in additional wells in the Mings Chapel field as well as participating in other opportunities in 2002. Cash flow from all of the Company's working interests is expected to adequately fund current operating needs, provide cash for debt repayment and partially fund additional new projects or additional wells in existing producing fields. However, the Company expects to require additional financing to fully exploit all its opportunities and such financing must be arranged in the coming months. The lack of additional funding will limit the Company's deal flow in the future.

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

May 14, 2002
BY: Bob G. Honea, Director/President