Form 10QSB
period 2002-06-30
CASTLEGUARD ENERGY INC
filed 2002-08-14
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

YES [X] NO [ ]

At June 30, 2002, there were 17,248,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Part 1.	Financial Information:

Item 1.	Financial Statements
Accountant's Review Report
Balance Sheets - June 30, 2002 (Unaudited) and December 31, 2001 (Audited)
Statements of Operations - For the Three Months and Six Months Ended June 30, 2002 and 2001 (Unaudited)
Statements of Cash Flows - For the Six Months Ended June 30, 2002 and 2001 (Unaudited)
Statements of Stockholders' Equity - For the year 2001 (Audited) and the Six Months ended June 30, 2002 (Unaudited)
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

Board of Directors
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of June 30, 2002, and the related statements of income for the three and six months periods and stockholders' equity and cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

Whitley Penn

Dallas, Texas
August 13, 2002

CASTLEGUARD ENERGY INC.

BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$49,658	$99,979
Accounts receivable	131,367	146,877
Total current assets	181,025	246,856

Petroleum and natural gas interests, net	1,439,188	1,459,384

Deferred debt issue cost, net	24,162	-

TOTAL ASSETS	$1,644,375	$1,706,240

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$38,965	$83,880
Current portion of long-term debt	260,004	238,337
Total current liabilities	298,969	322,217

Long-term debt, less current portion	265,667	367,078
Accrued stock to be issued	-	7,315
Deferred income taxes	80,000	61,000

TOTAL LIABILITIES	644,636	757,610

Stockholders' equity:
Common stock, $0.001 par value,
50,000,000 shares authorized; 19,146,626 and 19,013,626 shares issued	19,147	19,014
Paid-in capital	965,824	958,643
Retained earnings	70,768	26,973
Less: Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	999,739	948,630

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,644,375	$1,706,240

CASTLEGUARD ENERGY INC.

STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30, 2002	Three months ended June 30, 2001	Six months ended June 30, 2002	Six months ended June 30, 2001

Oil and gas Revenues	$ 185,912	$ 250,482	$ 355,337	$ 784,744

Expenses:
Lease operating expense and taxes	31,315	21,431	60,639	41,790
Depreciation, depletion and amortization	57,759	41,193	118,656	95,799
General and administrative	47,183	92,214	94,566	185,465
	136,257	154,838	273,861	323,054
Income from operations	49,655	95,644	81,476	461,690

Interest and financing costs	(6,124)	(29,948)	(18,681)	(64,905)

Income before income taxes	43,531	65,696	62,795	396,785
Provision for income taxes	13,220	29,000	19,000	48,000

Net income	$ 30,311	$ 36,696	$ 43,795	$ 348,785

Basic earnings per common share	$ .00	$ .00	$ .00	$ .02

Weighted average number of common shares outstanding (000's)	17,285	17,152	17,223	17,022

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001

Cash Flows from Operating Activities:
Net income	$43,795	$348,785
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	118,656	95,799
Deferred income taxes	19,000	48,000
Amortization of financing costs	4,833	26,559
Stock issued to consultants	-	21,971
Change in assets and liabilities:
Decrease in receivables and payables	(29,493)	(5,449)
Net cash provided by operating activities	156,791	532,665

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(105,131)	(100,998)
Proceeds from property sale	6,671	-
Net cash used in investing activities	(98,460)	(100,998)

Cash Flows from Financing Activities:
Refinancing of bank loan	583,343	-
Payments on long-term debt	(692,083)	(180,000)
Net cash used by financing activities	(108,740)	(180,000)

Net increase (decrease) in cash and cash equivalents	(50,321)	251,667
Cash and cash equivalents, beginning of period	99,979	795
Cash and cash equivalents, end of period	$49,658	$252,462

Supplemental information:
Interest paid	14,130	38,590

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for year 2002 first six months)

			Additional		Accumulated	Total
	Common Stock		Paid-in	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	(deficit)	Equity

Balance, December 31, 2000	17,353,626	$ 17,354	$ 808,332	$ (56,000)	$ (312,743)	$ 453,943

Issuance of stock accrued	1,400,000	1,400	131,600			133,000

Issuance of stock for services	260,000	260	21,711			21,971

Net income					339,716	339,716

Balance, December 31, 2001	19,013,626	$ 19,014	$ 958,643	$ (56,000)	$ 26,973	$ 948,630

Issuance of stock
to settle litigation	133,000	133	7,161			7,314

Net income					43,795	43,795

Balance, June 30, 2002	19,146,626	$ 19,147	$ 965,824	$ (56,000)	$ 70,768	$ 999,739

CASTLEGUARD ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

Note 1 - Future Operations

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is in the process of growing through the acquisition of oil and gas interests. The Company intends to finance this growth through future cash flow, the issuance of common stock and debt. Future growth may be limited by the extent of internally generated cash flow, the Company's ability to obtain financing from share issuances and debt to finance future expansion of working interests.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

CASTLEGUARD ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

Note 3 - Long-Term Debt

     Long-term debt is a secured note payable to a commercial bank, payable at $21,667 per month plus interest at the Wall Street Journal's prime rate plus 3/4 of one percent. The note is collateralized by the company's interest in oil and gas properties and is also guaranteed by two directors of the Company. Maturities of the debt are as follows:

2002	$130,002
2003	260,004
2004	135,665

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

RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 2002 vs. 2001

     Commodity price declines this year compared to last year have adversely affected the second quarter of 2002 and the first six months when compared with the same periods last year. The adverse effect was partially offset by increased volumes of natural gas sales in the second quarter of 2002 versus 2001 and by cost containment activities that reduced general and administrative costs nearly 50% in the second quarter and the six months compared with last year.

     Volumes of gas sales increased in the second quarter compared to last year, from 48,123 MCF to 63,118 MCF, and for the six months, from 118,459 MCF to 129,786 MCF, as the result of higher deliveries from the Company's Minden Louisiana properties. Oil sales volumes declined in the second quarter and the six months, from 798 barrels to 564 barrels and from 1,581 barrels to 1,192 barrels, respectively.

Prices for natural gas were $2.73 per MCF in the second quarter this year versus $4.77 per MCF last year, and $2.54 per MCF for the six months this year versus $6.27 last year.

The combination of volume increases and price declines resulted in a decline in second quarter revenues of 26% and 55% for the six months.

     For the second quarter and the six months, increases in lease operating expenses and depletion, depreciation and amortization (DD&A) were offset by a decline in general and administrative expense. Income from operations still declined in both periods compared to last year principally as a result of the aforementioned commodity price declines for natural gas. Interest and financing cost was lower for the three and six months as the result of lower debt levels and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow for the six months ended June 30, 2002 was adequate to meet operating requirements and debt service with an amount for new investment. New investment opportunities exceed the Company's estimate of cash available in the future, however, so that additional financing will be required to fully exploit all opportunities. No efforts have yet been made to arrange such financing. The lack of additional funding may limit the Company's deal flow in the future.

Part II. Other Information

Item 1. Legal Proceedings
Not Applicable

Item 2. Changes in Securities and Use of Proceeds
Not Applicable

Item 3. Defaults Upon Senior Securities
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5. Other Information
Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits -

(b)	Reports on Form 8-K - One Report on Form 8-K were filed during the last quarter of the period covered by this report.

On June 5, 2002, the Company filed a Report on Form 8K relating to the change of the Company's certifying accountant from Jackson Rhodes P.C. to Whitley Penn.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CASTLEGUARD ENERGY, INC.

August 14, 2002	/s/ Bob G. Honea
BY: Bob G. Honea, Director/President