Form 10QSB
period 2002-09-30
CASTLEGUARD ENERGY INC
filed 2002-11-14
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

YES [X] NO [ ]

At September 30, 2002, there were 17,284,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Item 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of September 30, 2002, and the related statements of income for the three and nine months periods and stockholders' equity and cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Castleguard Energy, Inc. as of December 31, 2001, and the related statements of earnings and cash flows for the year then ended (not presented separately herein) , and in our report dated March 18, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set for the in the accompanying balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Whitley Penn

Dallas, Texas
November 13, 2002
3

CASTLEGUARD ENERGY INC.

BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash	$71,550	$99,979
Accounts receivable	158,179	146,877
Total current assets	229,729	246,856

Petroleum and natural gas interests, net	1,414,489	1,459,384

Deferred debt issue cost, net	21,263	-

TOTAL ASSETS	$1,665,481	$1,706,240

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$47,507	$83,880
Current portion of long-term debt	260,004	238,337
Total current liabilities	307,511	322,217

Long-term debt, less current portion	200,666	367,078
Accrued stock to be issued	-	7,315
Deferred income taxes	103,834	61,000

TOTAL LIABILITIES	612,011	757,610

Stockholders' equity:
Common stock, $0.001 par value,
50,000,000 shares authorized; 19,146,626 and 19,013,626 shares issued	19,147	19,014
Paid-in capital	965,824	958,643
Retained earnings	124,499	26,973
Less: Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	1,053,470	948,630

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,665,481	$1,706,240

CASTLEGUARD ENERGY INC.

STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30, 2002	Three months ended September 30, 2001	Nine months ended September 30, 2002	Nine months ended September 30, 2001

Oil and gas Revenues	$ 204,541	$ 109,739	$ 559,878	$ 894,483

Expenses:
Lease operating expense and taxes	35,541	17,432	96,180	59,222
Depreciation, depletion and amortization	54,747	21,807	173,404	117,605
General and administrative	27,714	31,519	122,280	216,985
	118,002	70,758	391,864	393,812
Income from operations	86,539	38,981	168,014	500,671

Interest and financing costs	10,007	25,131	28,688	90,036

Income before income taxes	76,532	13,850	139,326	410,635
Provision for income taxes	22,800	10,000	41,800	58,000

Net income	$ 53,732	$ 3,850	$ 97,526	$ 352,635

Basic earnings per common share	$ .00	$ .00	$ .01	$ .02

Weighted average number of common shares outstanding (000's)	17,284	17,152	17,244	17,087

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash Flows from Operating Activities:
Net income	$97,526	$352,635
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	173,404	117,605
Deferred income taxes	42,834	-
Amortization of financing costs	7,732	39,837
Stock issued to consultants	-	21,971
Change in assets and liabilities:
Decrease in receivables and payables	(47,675)	144,901
Net cash provided by operating activities	273,821	676,949

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(135,180)	(226,431)
Proceeds from property sale	6,671	-
Net cash used in investing activities	(128,509)	(226,431)

Cash Flows from Financing Activities:
Refinancing of bank loan	583,343	-
Payments on long-term debt	(757,084)	(270,000)
Net cash used by financing activities	(173,741)	(270,000)

Net increase (decrease) in cash and cash equivalents	(28,429)	180,518
Cash and cash equivalents, beginning of period	99,979	795
Cash and cash equivalents, end of period	$71,550	$181,313

Supplemental information:
Interest paid	$21,237	$52,424

CASTLEGUARD ENERGY INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for year 2002 first nine months)

			Additional		Accumulated	Total
	Common Stock		Paid-in	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	(deficit)	Equity

Balance, December 31, 2000	17,353,626	$ 17,354	$ 808,332	$ (56,000)	$ (312,743)	$ 453,943

Issuance of stock accrued	1,400,000	1,400	131,600			133,000

Issuance of stock for services	260,000	260	21,711			21,971

Net income					339,716	339,716

Balance, December 31, 2001	19,013,626	$ 19,014	$ 958,643	$ (56,000)	$ 26,973	$ 948,630

Issuance of stock
to settle litigation	133,000	133	7,161			7,314

Net income					97,526	97,526

Balance, June 30, 2002	19,146,626	$ 19,147	$ 965,824	$ (56,000)	$ 124,499	$ 1,053,470

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

(d) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulations S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

2002	$ 65,001
2003	260,004
2004	135,665

Debt covenants restrict other debt, pledge of assets, payments of dividends, mergers and changes in ownership.

Note 4 - Related Party Transactions

     In January, 2001, the Company's directors entered into an agreement with H & S Production, Inc. (a company wholly owned by the Company's Chairman, Scott Heape) to participate in a farmout agreement covering leasehold interests in the Mings Chapel Field in East Texas whereby the Company has the opportunity to participate in up to three development wells. The first and second wells were drilled, completed, and put on line in 2001. Additional wells are planned, the timing for which is uncertain; additionally, four proven but undeveloped locations have been identified as a result of the first two wells drilled on this prospect.

     In September 2002, the directors approved a farmout agreement with H & S Production, Inc. pursuant to which the Company granted H & S the right to participate in a proposed well in the Minden Louisiana field. The terms provide for H & S to recoup 100% of its costs and for the Company to participate to the extent of 50% of its original interest thereafter. The directors believe the terms are consistent with normal practices in the industry, are the same as could have been secured from an unaffiliated party, and are in the Company's interest in view of its capital constraints.

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

RESULTS OF OPERATIONS

Three Months September 30, 2002 vs. 2001

     Net income for the year's third quarter improved substantially over the same quarter last year. Primary contributors were revenue growth of 86% this year, slightly lower general and administrative expense and lower financing cost. Revenue was driven by gas volumes of 77% more than last year, oil volumes of 241% over last year, slightly lower gas prices (10.9% less than last year) and oil prices which improved 7.2%.

     Oil volumes increased from 625 barrels in the third quarter last year to 2,130 barrels this year. Gas volumes were up from 28,639 MCF last year to 50,754 MCF this year as the result of higher deliveries from the Company's Minden Louisiana properties. Mechanical difficulties with one Minden well in August and September reduced deliveries from earlier levels. Those difficulties are being addressed in October and November with the expectation of normal operations by December.

Prices for natural gas averaged $2.64 per MCF in the nine months this year versus $5.69 per MCF last year; oil prices this year were $24.54 versus $26.07 last year.

     Lease operating expense, severance taxes, depreciation depletion and amortization all trended higher with higher volumes in the quarter, but general and administrative trended lower from this years' second quarter. It was also slightly less than the third quarter last year as a result of cost control efforts by Company management.

Interest expense was lower by 60% from the third quarter last year as the result of lower rates and lower borrowing levels.

Nine Months September 30, 2002 vs. 2001

     Nine months net income this year was down 72% from nine months last year principally as a result of a 54% decline in gas prices, offset by higher volumes of both oil and gas this year versus last year and by lower general and administrative expenses and lower financing costs.

     Gas sales volumes increased in the nine months from 147,094 MCF to 180,855 MCF; oil volumes increased from 2,206 barrels to 3,322 barrels this year, principally from the recompletion of an existing oil well in Minden.

     As in the third quarter, expenses increased with volumes except for general and administrative, which was held to 44% less than last year. Similarly, lower debt levels, as the bank borrowing used to acquire the additional interest in Minden during 2000 continues to be repaid, coupled with lower interest cost held financing costs to 68% less than last year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow for the nine months ended September 30, 2002 was adequate to meet operating requirements and debt service plus $135,000 for capital additions. However, cash flow in the next six months is estimated to be less than adequate to fund capital requirements for a new well in Minden which was proposed by the operator. After exploring various financing options, the Company decided to enter a farmout agreement with a company owned by Castleguard's Chairman as a way of financing the Company's continued participation in new development opportunities in Minden. The farmout provides for the company to participate in future revenue streams, if any, to the extent of 50% of its original interest, after all costs have been recovered by the farmout participant.

     Even after the foregoing arrangement, new investment opportunities exceed the Company's estimate of cash available in the future so that additional financing will be required to fully exploit the opportunities. No arrangements for such financing have been made and the lack of funding may limit the Company's deal flow in the future.

Item 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

     The President/Secretary/Treasurer/Director of the Company has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President/Secretary/Treasurer/Director concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

(b)	Changes in internal controls.

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

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

On September 26, 2002, the Company filed a Report on Form 8K relating to the farmout of interest in the West 28-1 well in the Minden Field of Louisiana to H & S Production, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLEGUARD ENERGY, INC.

November 14, 2002	/s/ Bob G. Honea
By: Bob G. Honea, Director/President Treasurer/ Secretary

CERTIFICATION

I, Bob G. Honea, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Castleguard Energy, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002	/s/ Bob G. Honea
By: Bob G. Honea, Director/President Treasurer/ Secretary

