Form 10KSB
period 2002-12-31
CASTLEGUARD ENERGY INC
filed 2003-03-21
CIK 1077924

-----------------------
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO __________

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

[ ]

State the registrant's revenues for its most recent fiscal year: $668,585

The aggregate market value on March 14, 2003, of Common shares held by non-affiliates was approximately $669,463 based on the average closing bid and asked prices of the registrant's Common shares on such date, as quoted by the National Quotation Bureau.

At March 14, 2003, there were 17,364,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

2002 FORM 10-KSB ANNUAL REPORT

Table of Contents

Part I.

Item 1.	Description of Business
(a) General Business Description
(b) Description of Business - Oil and Gas Operations

Item 2.	Description of Properties

Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II.

Item 5.	Market for Common Equity and Related Stockholder Matters

Item 6.	Management's Discussion and Analysis or Plan of Operation

Item 7.	Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits and Reports on Form 8-K

Item 14.	Controls and Procedures

Signature Page

Certification

Appendix A	Financial Information

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

Developments During Year 2002

The Company's operation activities, carried out by the operators of oil and gas properties in which Castleguard has an interest, included participating in the following:

-	Drilling of a non-productive well in the Minden Louisiana field;

-	Recompletion of a Minden producing oil well to a new zone that increased production and added oil reserves;

-	Working over two Minden gas wells to address mechanical problems that developed late in the third quarter and which had sharply curtailed gas production; production commenced again early in 2003.

In addition, as described in Item 12, the Company entered into a farmout agreement with a company owned by Castleguard's Chairman related to a proposed new well in Minden.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

Forward-Looking Statements

    This Annual Report on Form 10-KSB includes "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report, including without limitation statements under "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES" and "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectation ("Cautionary Statements") are disclosed below in the "-Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements

    In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report.

Nature Of The Company's Oil And Gas Business

    The Company was formed in 1988, and in the last four years has altered its business and become profitable. The development of the Company's business will continue to require substantial expenditures. The Company's future financial results will depend primarily on its ability to locate hydrocarbons economically in commercial quantities, to provide drilling site and target depth recommendations resulting in profitable productive wells and on the market prices for oil and natural gas.

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

Substantial Capital Requirements And Liquidity

    In order to continue its oil and gas exploration plans fully, the Company anticipates that it will need additional funding. The Company does not have an adequate source of revenue to provide for further exploration. There is no assurance that the Company will be able to obtain funds necessary to conduct further exploration.

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

Government Regulations And Environmental Risks

    The production and sale of oil and gas are subject to a variety of federal, state and local government regulations including regulation concerning the prevention of waste, the discharge of materials into the environment, the conservation of oil and natural gas, pollution, permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, the unitization and pooling of properties, and various other matters including taxes. Many jurisdictions have at various times imposed limitations on the production of oil and gas by restricting the rate of flow for oil and gas wells below their actual capacity to produce. During the past few years there has been a significant amount of discussion by legislators and the presidential administration concerning a variety of energy tax proposals. There can be no certainty that any such measure will be passed or what its effect will be on oil and natural gas prices if it is passed. In addition, many states have raised state taxes on energy sources and additional increases may occur, although there can be no certainty of the effect that increases in state energy taxes would have on oil and natural gas prices. Although the Company believes it is in substantial compliance with applicable environmental and other government laws and regulations, there can be no assurance that significant costs for compliance will not be incurred in the future.

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

    The Company's net proved reserves, including behind-pipe reserves, but excluding proved undeveloped reserves, as estimated by independent petroleum engineers, Gary S. Swindell & Associates , at December 31, 2002 were:

	Crude Oil (BBLS)	Natural Gas (MCF)
Proved developed producing	23,170	631,705
Proved developed non-producing	679	368,391
Total	23,849	1,000,096

See Note H of the Notes to Financial Statements included in Appendix A to this report for additional information on gas and oil reserves.

    At December 31, 2002, the Company owned interests in 9 gross gas wells (1.07 net), two of which are dual completions, and 3 gross oil wells (.21 net). The terms "gross" refers to the wells in which a working interest is owned, and the term "net refers to gross wells multiplied by the percentage of Castleguard's working interest owned therein.

Castleguard participated in the recompletion of 3 wells and one dry hole in 2002; it participated in 3 productive wells (.12 net) in 2001.

At December 31, 2002, the Company was not participating in the drilling of any wells.

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

PART II
-------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

    The principal U.S. market in which the Company's Common Stock ($.001 par value, all of which are one class) has been traded is the Over the Counter Bulletin Board. The Company's common stock is quoted on the OTC Bulletin Board (Symbol: "MOAT.OB"). The following table sets forth the range of high and low closing bid prices for the Company's Common Stock on a quarterly basis since January 1, 2000 as reported by the National Quotation Bureau, Inc. (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). As of March 14, 2003 the closing bid for the Company's common stock was $.05 per share.   The foregoing and following information should not be taken as an indication of the existence of an established public trading market for the Company's Common Stock.

	Bid Prices
	2002		2001		2000
Quarter	High	Low	High	Low	High	Low
First	$.11	$.05	$.28	$.09	$1.50	$.25
Second	.11	.05	.28	.14	.57	.04
Third	.08	.04	.20	.06	.21	.08
Fourth	.07	.04	.13	.05	.16	.08

Holders

    The approximate number of record holders of the Company's Common Stock as of March 14, 2003 was 50, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding as of March 14, 2003 was 17,364,626 shares, of which 11,670,213 are free trading shares.

Dividends

    Current management believes that the Company has not declared any cash dividends on its Common Stock since its inception in 1988. The Company has not declared any cash dividends on its Common Stock since current management assumed their positions in September 1998 and has no present intention of paying any cash dividends on its Common Stock in the foreseeable future.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS
-----------------------------------

The information required hereunder is set forth under "Financial Review" included in Appendix A to this report.

ITEM 7. FINANCIAL STATEMENTS
---------------------------

The following items appear in the Financial Information section included in Appendix A to this report.

Financial Review

Independent Auditor's Report

Financial Statements:

Balance Sheets

Statements of Income

Statements of Stockholders' Equity

Statements of Cash Flows

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

The following sets forth the name, and position of each director and executive officer of the Company:

OFFICERS	AGE	CURRENT OFFICE
Scott G. Heape	53	Chairman, Director
Bob G. Honea	65	President, Treasurer/Secretary, Director (Chief Executive and Financial Officer)
Benton J. Poole	51	Director

G. Neil L. Kennedy, who had been a director since 2000, passed away suddenly in early 2003. No action has been taken to fill the board seat he previously occupied.

Scott G. Heape

    Mr. Heape is Chairman and Founder of H & S Production, Inc. and HSP Geophysical, Inc. Mr. Heape has served as a director of the Company since 1998. He received a B.S. in Geology from Tulane University in 1972. He has engaged in all phases of the oil and gas business since 1972 where he served as an exploration geologist with Lone Star Producing Company, a wholly owned subsidiary of Lone Star Gas (now TXU, Inc.). From 1972 to 1975, Mr. Heape performed extensive geological work for Lone Star in East Texas, Northern Louisiana, and Southern Arkansas. He joined Bass Enterprises in 1975 and left Bass in 1976 to form H & S Production, Inc., a Texas corporation.

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

Bob G. Honea

    Mr. Honea is the President, Treasurer/Secretary, Director (Chief Executive and Financial Officer) and has over 30 years of experience in the domestic and international oil field tubular business. During this time, he has dealt with both major and independent oil and gas companies. Mr. Honea has been an officer and director of the Company since 1998.

Mr. Honea is the President of National Tubular Products, Inc. and NTP Energy, Inc., both of Dallas, Texas.

Benton J. Poole

    Mr. Poole received a Bachelor of Business Administration degree from the Texas Tech University in 1973 and a Doctor of Jurisprudence degree from Texas Tech University School of Law in 1976. Mr. Poole has more than 25 years of experience in the private practice of law and is presently a solo practitioner concentrating in oil, gas and mineral law. He is a member of the State Bar of Texas, the American Bar Association and the Dallas Bar Association and is a member of the Oil, Gas and Mineral Law/Energy Law Section of each. Mr. Poole has served as a director of the Company since 1998.

     All officers of the Company hold office until the annual meeting of directors following the annual meeting of stockholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

Board of Directors and Committee Meetings Attendance

     During the fiscal year ended December 31, 2002, the Board acted on three occasions by written unanimous consent of the Board of Directors in lieu of meeting and held one meeting. The Company has a Compensation Committee which has acted on stock options, but there are no other committees. The full Board functions on other matters.

     Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10 percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file.

     Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

    At March 14, 2003, the Company had no salaried employees, either in field operations or office and administrative activities. The Company contracts with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to perform the office and administrative activities of the Company. The Company also utilizes the services of outside consultants on a contract basis.

    As of March 14, 2003 there have been no salaries paid to any of the officers or Directors of the company. Directors have not been compensated in cash for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------

    The following table sets forth, as of March 14, 2003, information with respect to (1) any person known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (2) the shares of Common Stock beneficially owned by each officer and director of the Company, and (3) the total of the Company's Common Stock beneficially owned by the Company's officers and directors as a group. Except as noted in the footnotes, it is the belief of the Company that each stockholder listed below holds the sole voting and investment power with regard to the shares owned beneficially by such stockholder:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Common Stock Outstanding(1)
Scott G. Heape Dallas, Texas(5)	2,158,166(2)	12.22

Bob G. Honea Dallas, Texas(5)	1,840,000(3)	10.42

Benton J. Poole Dallas, Texas	677,200(4)	3.87

All officers and directors as a group (3 persons)	4,675,366	25.88

(1)	Based upon 17,364,626 shares issued and outstanding as March 14, 2003, after deducting 1,862,000 shares held in the Company's treasury, plus options held by each individual.

(2)

H&S Production, Inc. owns 260,000 shares of the Company's common stock. Mr. Heape owns 100% of the shares of H&S Production, Inc. Includes options to purchase 300,000 shares which are currently exercisable.

(3)

Includes 820,000 shares held by National Tubular Products, Inc., Profit Sharing Plan & Trust, of which Mr. Honea is the principal beneficiary. Includes options to purchase 300,000 shares which are currently exercisable.

(4)

Includes shares held by Poole & Moffett Profit Sharing Trust fbo Benton J. Poole of which Mr. Poole is the principal beneficiary. Includes options to purchase 100,000 shares which are currently exercisable.

(5)	The address for the beneficial owners is c/o Castleguard Energy, Inc., 4625 Greenville Avenue, Suite 203, Dallas, Texas, 75206.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------

     In January, 2001, the Company entered into an agreement with H & S Production, Inc. (a company wholly owned by the Company's Chairman, Scott Heape) to participate in a farmout agreement covering leasehold interests in the Mings Chapel Field in East Texas whereby the Company has the opportunity to participate in up to three development wells. The first and second wells were drilled, completed, and put on line in 2001. In early 2003, the Company executed a letter of intent to sell for cash the interest in the Mings Chapel properties to be effective January 1, 2003.

     Additionally, in September 2002, the Company entered into a farmout agreement with H & S Production, Inc. related to a proposed well in the Minden Louisiana field. H & S will bear all drilling costs related to the Company's interest and, after payout, will reassign one-half interest to the Company. The Company believes the arrangement adheres to standards in the industry and is as favorable as could have been obtained from an unaffiliated third party.

The Company rents office space on a month-to-month basis for $500 per month from Bob Honea, its President.

PART IV

ITEM 13 - EXHIBITS AND REPORTS

(a) Exhibits
-----------
Exhibit No.	Item
3.1*	Certificate of Incorporation of Castleguard Energy, Inc. incorporated by reference from the 1999 10KSB (Exhibit 3.1).
3.2**	Amended and Restated By-Laws of Castleguard Energy, Inc.
10.1***	Loan Agreement from Castleguard Energy, Inc., as Borrower, and First American Bank in Dallas, Texas, as Bank, dated February 1, 2002.
10.2****	Farmout Agreement between H & S Production, Inc. and the Company dated September 26, 2002
99.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Previously filed as an exhibit to our 1999 Annual report on Form 10KSB, and incorporated herein by reference.
**	Previously filed as an exhibit to our 2000 Annual report on Form 10KSB, and incorporated herein by reference.
***	Previously filed as an exhibit to our 2001 Annual report on Form 10KSB, and incorporated herein by reference.
****	Previously filed as an exhibit to Company's Form 8K Report filed with the SEC on October 7, 2002, and incorporated herein by reference.

(b) Reports of Form 8K

     On October 7, 2002, the Company filed a current report on Form 8K to report the Company entering into a farmout agreement with H & S Production, Inc. No other reports were filed with the SEC during the fourth quarter 2002.

ITEM 14 - CONTROLS AND PROCEDURES
--------------------------------------------------------

(a)	Evaluation of disclosure controls and procedures

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

(b)	Changes in internal controls

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

CASTLEGUARD ENERGY, INC.

March 21, 2003	/s/ Bob G. Honea
BY: Bob G. Honea, Director/President (Chief Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BOB G. HONEA /s/ Bob G. Honea	Director/President Secretary/Treasurer (Chief Executive and Financial Officer)	March 21, 2003

SCOTT HEAPE /s/ Scott Heape	Director	March 21, 2003

BENTON POOLE /s/ Benton Poole	Director	March 21, 2003

CERTIFICATION OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER,

I, Bob G. Honea, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Castleguard Energy, Inc. (Castleguard);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Castleguard as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Castleguard and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to Castleguard is made known to me by others within Castleguard, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of Castleguard's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant's auditors and to the full board of directors in the absence of an audit committee:

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect Castleguard's ability to record, process, summarize and report financial data and have identified for Castleguard's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in Castleguard's internal controls; and

6.

I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ Bob G. Honea
Bob G. Honea, Director/President Treasurer/Secretary (Chief Executive and Financial Officer)
March 21, 2003

APPENDIX A

CASTLEGUARD ENERGY, INC.

INDEX TO FINANCIAL INFORMATION

DECEMBER 31, 2002

Financial Review

Report of Independent Auditors

Financial Statements:

Balance Sheets

Statements of Income

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

Financial Review

     The following is a discussion and comparison of the financial condition and results of operations of the Company as of and for the twelve months ended December, 2002 ("2002") compared with the twelve months ended December, 2001 ("2001") and 2001 compared to 2000. This discussion should be read in conjunction with the Company's Financial Statements, the notes related thereto, and the other financial data included elsewhere in this Annual Report on Form 10-KSB.

2002 Results of Operations Compared with 2001

     Net income of $105,929 ($.01 per share) for 2002 was less than net income of $339,716 ($.02 per share) for 2001, primarily from average natural gas prices 43% lower in 2002 than in 2001. Revenues declined 35% year over year from lower gas prices, a 2% decline in gas volumes sold, modestly offset by an 84% increase in oil sales volumes.

     Gas volumes declined slightly in 2002 to 196,507 mcf from 201,231 mcf in 2001 and oil volumes increased to 5,243 barrels from 2,848 barrels in 2001. Average gas prices in 2002 were $2.73 per mcf down from $4.80 per mcf in 2001. Oil prices averaged $25.04 per barrel in 2002 compared to $24.36 per barrel in 2001.

     Gas volumes were adversely impacted by mechanical difficulties in Minden during the fourth quarter of 2002 (see separate fourth quarter section) reversing a trend of volume improvement compared to 2001. Prices started the year weak and improved slowly in the last half of 2002, almost the reverse of 2001 which started high and declined throughout the year.

     Production costs and taxes trended higher in 2002 reflecting higher oil production and the higher expense of Minden wells in distress prior to being reworked during the fourth quarter. Depreciation, depletion and amortization were at essentially the same rate in 2002 as in 2001.

     Administrative costs were reduced 40% from 2001 levels as the result of stringent cost controls employed during a time of weak prices. Interest and financing costs were 64% lower than 2001 as the result of declining debt levels and lower interest rates in 2002. The tax provision for 2002 is at normal rates where the provision for 2001 was reduced by a loss carry-forward which was completely absorbed in 2001.

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

     Production costs and taxes rose in tandem with revenues in 2001, but higher than 2000, whereas depreciation, depletion and amortization (DD&A) rose 234% from 2000 as the result of a 127% increase in gas production volumes and a higher DD&A unit rate driven by the downward adjustment in the Company's reserves at year end 2001.

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

Reserves

The Company's net proved oil and gas reserves at January 1, 2002 compared with January 1, 2001 plus the changes for those years, as estimated by independent petroleum engineers, are set forth below.

	2002		2001
	Gas	Oil	Gas	Oil
	(MCF)	(BBL)	(MCF)	(BBL)
Reserves at beginning of year	1,329,501	10,422	1,709,331	13,752
Added by exploration and development	12,549	225	211,086	869
Revisions of previous reserves	(145,447)	18,445	(389,685)	(1,351)
Less production	(196,507)	(5,243)	(201,231)	(2,848)

Reserves at year end	1,000,096	23,849	1,329,501	10,422

     Year 2001 reflects new reserves from the Moreland well in Minden and two wells in the Mings Chapel field, but reductions from the adverse consequences of high production rate in Minden field during 2001 coupled with drastically lower market prices for gas that diminished the commercial viability of some former reserves. Year 2002 reflects significant additions from revisions to a Minden oil well which was recompleted in mid-2002. No new reserves were added from development activities and the changes to gas reserves were from typical annual revisions to producing wells.

Liquidity and Capital Resources

     Cash flow from operations in 2002 provided a source of funds for additions to the petroleum and natural gas asset pool plus required debt reductions. As a result the Company's debt to equity ratio declined to 37% with a slight increase in cash at the end of 2002. Cash flow was aided by refinancing of the Company's bank debt in January 2002 which reduced the interest rate to 3/4 of 1% over the prime rate and the monthly principal payment to $21,667.

     The Company expects to continue to apply all of its free cash flow to fund development wells and new projects. As described in notes to the financial statements, the Company entered into an agreement in early 2003 to sell its interest in the Mings Chapel field in Texas. Proceeds from the sale will fund new projects or reduce debt. Executing the Company's business plan in the future will require funds beyond that provided by operating cash flow. Consequently, new debt or equity financings, sales of existing properties, industry alliances, or other sources of cash will be required. The lack of additional funding will limit the Company's deal flow in the future. Management believes cash flows from existing properties will fund current operating requirements.

Fourth Quarter Results

     Fourth quarter results improved in 2002 to net income of $8,404 ($.00 per share), from a net loss of ($30,199) (($.00) per share) primarily as a result of improved prices in the fourth quarter of 2002 compared to 2001. The improvement was assisted by a 1304 barrel increase in oil sales and higher prices for those sales, but the improvements were offset by a 71% decline in gas sales volumes.

     Sales volumes of natural gas were 15,651 MCF in the fourth quarter of 2002 at an average price of $3.73 versus 54,133 MCF in 2001 at an average price of $2.42. Oil volumes in the fourth quarter this year were 1921 barrels at $25.91 per barrel versus 617 barrels at an average price of $18.23 in 2001. Gas sales volumes were adversely impacted this year by mechanical problems with two higher volume gas wells in Minden. They had to be worked over during the fourth quarter to restore production and did not begin producing again until after the beginning of 2003. Oil sales volumes improved compared to 2001 as the result of recompleting a Minden, Louisiana oil well which substantially improved production in the last half of 2002.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Castleguard Energy, Inc.

We have audited the accompanying balance sheets of Castleguard Energy, Inc. as of December 31, 2002 and 2001 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castleguard Energy, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Whitley Penn

Dallas, Texas
February 21, 2003

CASTLEGUARD ENERGY INC.
BALANCE SHEETS
December 31, 2002 and 2001

Assets
	2002	2001
Current assets:
Cash	$ 126,823	$ 99,979
Accounts receivable	66,719	146,877
Total current assets	193,542	246,856

Petroleum and natural gas interests, net	1,476,692	1,459,384

Deferred debt issue costs	18,363	-
Total assets	$ 1,688,597	$ 1,706,240

Liabilities & Stockholders' Equity
Current liabilities:
Accounts payable	$ 123,539	$ 83,880
Current portion of long-term debt	260,004	238,337
Total current liabilities	383,543	322,217

Long-term liabilities:
Long-term debt, less current portion	135,665	367,078
Deferred income taxes	107,434	61,000
Accrued stock to be issued	-	7,315
Total liabilities	626,642	757,610

Commitments and contingencies	-	-

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized;
19,226,626 and 19,013,626 shares issued;
17,364,626 and 17,151,626 shares outstanding	19,227	19,014
Paid-in capital	965,826	958,643
Retained earnings	132,902	26,973
	1,117,955	1,004,630
Less: Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	1,061,955	948,630
Total liabilities and stockholders' equity	$ 1,688,597	$ 1,706,240

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.
STATEMENTS OF INCOME

Year Ended December 31,
	2002	2001

Oil and gas sales	$ 668,585	$ 1,035,484

Expenses:
Lease operating expenses and taxes	131,570	92,028
Depreciation, depletion and amortization	195,578	186,768
General and administrative	152,510	253,965
	479,658	532,761

Income from operations	188,927	502,723

Other income (expense)
Interest expense and other financing costs	(37,866)	(105,446)
Other	281	3,439
Income before income taxes	151,342	400,716

Provision for income taxes	45,413	61,000

Net income	$ 105,929	$ 339,716

Basic and diluted earnings per common share	$ 0.01	$ 0.02

Weighted average number of common shares outstanding	17,334,018	17,086,626

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2002 and 2001

			Retained	Total
Common Stock	Paid-in	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	(Deficit)	Equity
Balance, January 1, 2001	17,353,626	$ 17,354	$ 805,332	$ (56,000)	$ (312,743)	$ 453,943

Issuance of stock for cash	1,400,000	1,400	131,600			133,000

Issuance of stock for services	260,000	260	21,711			21,971

Net income	-	-	-	-	339,716	339,716

Balance, December 31, 2001	19,013,626	19,014	958,643	(56,000)	26,973	948,630

Issuance of shares to settle litigation and other	213,000	213	7,183			7,396

Net income	-	-	-	-	105,929	105,929

Balance, December 31, 2002	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 132,902	$ 1,061,955

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.
STATEMENTS OF CASH FLOWS
For Years ended December 31, 2002 and 2001

	2002	2001
Operating Activities:
Net income	$ 105,929	$ 339,716
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation, depletion and amortization	195,578	186,768
Accrued stock to be issued - expense portion	-	7,315
Issue of common shares for services	7,396	21,971
Deferred income taxes	46,434	61,000
Change in assets and liabilities:
Accounts receivable	80,158	86,303
Deferred debt issue costs	10,632	42,644
Accounts payable and accrued liabilities	32,344	10,930
Net cash provided by operating activities	478,471	756,647

Investing Activities:
Purchase of and additions to petroleum and natural gas interests	(212,886)	(327,463)

Financing Activities:
Proceeds from issuance of debt	583,344	-
Payments on long-term debt	(822,085)	(330,000)
Net cash used by financing activities	(238,741)	(330,000)

Net increase in cash and cash equivalents	26,844	99,184

Cash and cash equivalents, beginning of year	99,979	795

Cash and cash equivalents, end of year	$ 126,823	$ 99,979

Supplemental information:
Cash paid during the year for interest	$ 27,235	$ 62,082

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC NOTES TO FINANCIAL STATEMENTS December 31, 2002 and 2001

A. Nature of Business

Castleguard Energy, Inc. is an independent energy company engaged in the exploration for and the acquisition, development, exploitation and operation of crude oil and natural gas properties, and in the production of crude oil and natural gas in North America. The Company's activities are conducted principally in the states of Louisiana, Texas and Alabama.

B. Accounting Policies

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Basis of Accounting

The accounts are maintained and the financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts in the financial statements and accompanying notes. Actual results could differ from these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2002 and 2001, the Company had no such investments included in cash and cash equivalents. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC").

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

Income Taxes

Deferred income taxes are determined using the liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates and recognized in income in the period that includes the enactment date. In addition, if necessary, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

Oil and Gas Sales

Petroleum and natural gas sales are recognized upon delivery to the metered point upstream of the pipeline connection.

Earnings per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if accounts or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. For the years ended December 31, 2002 and 2001, the Company's potential dilutive common shares totaling 1,000,000 shares each year are not included in the dilutive calculation of loss per share as the effect would be antidilutive.

Fair Value of Financial Instruments

The estimated fair value of accounts receivable, accounts payable and long-term debt approximate their carrying amounts due to the short maturity of their instruments. None of these instruments are held for trading purposes.

C. Petroleum and Natural Gas Interests

The following table discloses certain financial date relative to the Company's evaluated oil and gas producing activities, which at December 31, 2002 and 2001 are all located in the United States.

	2002	2001
Costs incurred during year:
Capitalized:
Exploration costs	$ 104,770	224,811
Development costs	108,116	102,652
	$ 212,886	$ 327,463

Petroleum and natural gas interests:
Balance, beginning of year	$ 1,726,955	$ 1,399,051
Additions	212,886	327,463
Balance, end of year	$ 1,939,841	$ 1,726,955

Accumulated depletion and amortization
Balance, beginning of year	$ 267,571	$ 80,803
Provision for depletion and amortization	195,578	186,768
Balance, end of year	$ 463,149	$ 267,571

Net capitalized costs	$ 1,476,692	$ 1,459,384
Amortization and depletion per mcf	$ .86	$ .85

D. Related Party Transactions

In January 2001, the Company entered into an agreement with H & S Production, Inc. (a company wholly owned by the Company's Chairman, Scott Heape) to participate in a farmout agreement covering leasehold interests in the Mings Chapel Field in East Texas whereby the Company has the opportunity to participate in up to three development wells. The first and second wells were drilled, completed, and put on line in 2001. In early 2003, the Company executed a letter of intent to sell for cash its interest in the Mings Chapel properties to be effective January 1, 2003. No gain or loss will result from the sale with credit reducing the Company's net investment in oil and gas properties.

Additionally, in September 2002, the Company entered into a farmout agreement with H & S Production, Inc., related to a proposed well in the Minden Louisiana field. H & S will bear all drilling costs related to the Company's interest and, after payout, will reassign one-half interest to the Company. The Company believes the arrangement adheres to standards in the industry and is as favorable as could have been obtained from an unaffiliated third party.

The Company rents office space on a month-to-month basis for $500 per month from its President.

E. Income Taxes

The Company's provision for income taxes each year is all deferred; no income taxes have been paid during 2001 and 2002. Following is an analysis of the provision for income taxes compared to the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations:

     2002

     2001

Computed "expected" tax expense

$  51,456

$ 136,243

Increase (decrease) in income tax resulting from:

   Difference in effective rate

(6,043)

(20,036)

   Utilization of net operating loss carryforward

     -

(110,487)

   Change in the beginning-of-year balance

     of the valuation allowance for deferred

     tax assets allocated to income tax expense

           -

   55,279

$   45,413

$   61,000

The tax effects of temporary differences that give rise to significant portions of the net deferred tax liabilities at December 31, 2002 and 2001 are presented below:

     2002

     2001

Deferred tax liability (asset):

   Difference between financial and tax basis of property

$ 114,071

$ 146,213

   Net operating loss carryforwards

   (6,637)

 (85,213)

   Net deferred tax liability

$ 107,434

$   61,000

At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $21,000 which were available to offset future federal taxable income, if any, through 2015.

F. Long-Term Debt

In September 2000, the Company borrowed $1,040,000 from a commercial bank to acquire certain oil and gas properties in Louisiana. Principal was payable $30,000 per month plus interest at the bank's prime rate plus one percent.

On February 1, 2002, the Company refinanced its previous bank debt through another commercial bank. The note is a $1,000,000 term note, with an initial borrowing base of $635,000. Principal is payable $21,667 per month plus interest at the bank's prime rate (4.25% at December 31, 2002) plus .75 percent. The note is collateralized by all of the Company's oil and gas properties and guaranteed by two directors of the Company. Maturities of the debt are as follows:

2003

260,004

2004

135,665

Debt covenants restrict other debt, pledge of assets, sales of assets, payment of dividends, mergers and changes in ownership.

G. Stockholders' Equity

During 2001, the Company settled a claim by a former director by agreeing to issue 133,000 shares of common stock. The unissued shares have been valued based on the value the shares were trading in the public market at the date issued ($7,135) and accrued in the accompanying balance sheet at December 31, 2001. The shares were issued in 2002.

During 2001, the Company issued 1,000,000 stock options to directors and a consultant. The options were issued in September 2001 at an exercise price of $.10 per share. The options vested immediately and expire in September 2011. There have been no other options granted.

Fair value for the stock underlying stock options consisted of quoted market prices as listed in stock-trading business journals. These fair values were used to determine the pro forma compensation expense of the stock options granted during 2001.

Compensation costs for options issued to employees is recognized as an expense when vested at an amount equal to the excess of the fair market value of the stock at the date of measurement over the amount the employee must pay. The measurement date is generally the grant date. No compensation expense has been recorded.

Using the fair value method, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumption used for grants during 2001: dividend yield of 0.0 percent; expected volatility of 150 percent; risk free interest rates of 4.5 percent and expected lives of two years. Had the Company elected the fair value method of recording compensation expense for stock options, net income and net income per share would have been $287,610 and $.02, respectively for 2001.

H. Oil and Gas Reserve Information - Unaudited

The Company's net proved oil and gas reserves at December 31, 2002 and 2001 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective year ends.

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

The following table sets forth an analysis of the Company's estimated quantities of proved developed oil and gas reserves (including behind-pipe reserves), all located in the United States (Mcfs represents thousand cubic feet).

Proved Developed Reserves
2002	2001

	Oil in	Natural Gas	Oil in	Natural Gas
	Barrels	in Mcfs	Barrels	in Mcfs
Proved producing	23,170	631,705	9,741	967,419
Proved non-producing	679	368,391	681	362,082
	23,849	1,000,096	10,422	1,329,501

Components of change in the foregoing reserves for the last two years are as follows:

2002	2001

	Oil in	Natural Gas	Oil in	Natural Gas
	Barrels	in Mcfs	Barrels	in Mcfs
Reserves at beginning of year	10,422	1,329,501	13,752	1,709,331
Added by exploration and development	225	12,549	869	211,086
Revisions of previous reserves	18,445	(145,447)	(1,351)	(389,685)
Less production	(5,243)	(196,507)	(2,848)	(201,231)
Reserves at end of year	23,849	1,000,096	10,422	1,329,501

The following table presents the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the Financial Accounting Standards Board. The oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at December 31, 2002 and 2001, and has been escalated only where known and determinable price changes are provided by contracts and law. Future production and development costs are based on current costs with no escalations. Future net cash flows are the estimated future gross revenue less estimated production and ad valorem taxes, income taxes, operating expenses and capital expenditures. They do not consider business risks, or profit on investment.

	2002	2001
Future cash flows	$ 5,268,111	$ 3,406,394
Future production and development costs	(1,256,065)	(874,174)
Income taxes	(1,167,710)	(592,747)
Future net cash flows	2,844,336	1,939,473
10% annual discount	(974,990)	(640,626)
Standardized measure of discounted future net cash flows	$ 1,869,346	$ 1,298,847

The following are principal sources of change in the standardized measure of discounted future net cash flows:

	2002	2001
Standardized measure - beginning of year	$ 1,298,847	$ 3,596,076
Increases (decreases)
Sales and transfers, net of production costs	(537,015)	(943,456)
Net change in sales prices, net of production costs	1,219,134	(1,736,810)
Extensions and discoveries, net of future costs	22,281	201,971
Revisions of quantity estimates	(365,971)	(500,749)
Accretion of discount	175,913	786,045
Net change in income taxes	(267,894)	924,807
Changes in production rates (timing) and other	324,051	(1,029,034)
Standardized measure - end of year	$ 1,869,346	$ 1,298,847

EXHIBIT INDEX
-----------

Exhibit No.	Item
3.1*	Certificate of Incorporation of Castleguard Energy, Inc. incorporated by reference from the 1999 10KSB (Exhibit 3.1).
3.2**	Amended and Restated By-Laws of Castleguard Energy, Inc.
10.1***	Loan Agreement from Castleguard Energy, Inc., as Borrower, and First American Bank in Dallas, Texas, as Bank, dated February 1, 2002.
10.2****	Farmout Agreement between H & S Production, Inc. and the Company dated September 26, 2002
99.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Previously filed as an exhibit to our 1999 Annual report on Form 10KSB, and incorporated herein by reference.
**	Previously filed as an exhibit to our 2000 Annual report on Form 10KSB, and incorporated herein by reference.
***	Previously filed as an exhibit to our 2001 Annual report on Form 10KSB, and incorporated herein by reference.
****	Previously filed as an exhibit to Company's Form 8K Report filed with the SEC on October 7, 2002, and incorporated herein by reference.