Form 10QSB
period 2003-03-31
CASTLEGUARD ENERGY INC
filed 2003-05-09
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

YES [X] NO [ ]

At March 31, 2003, there were 17,364,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Part 1.	Financial Information:

Item 1.	Financial Statements

Accountant's Review Report

Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002 (Audited)

Statements of Income - For the Three Months Ended March 31, 2003 and 2002 (Unaudited)

Statements of Cash Flows - For the Three Months Ended March 31, 2003 and 2002 (Unaudited)

Statements of Stockholders' Equity - For the year 2002 and the Three Months ended March 31, 2003 (Unaudited)

Notes to Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

Part II.	Other Information:

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature

Certification

Item 1. FINANCIAL STATEMENTS

ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of March 31, 2003, and the related statements of income, cash flows and stockholders' equity for the three month period then ended. These financial statements are the responsibility of the Company's management.

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

Whitley Penn

Dallas, Texas
May 6, 2003

CASTLEGUARD ENERGY INC.

BALANCE SHEETS

March 31, 2003 (Unaudited)	December 31, 2002 (Audited)

ASSETS

Current assets:

Cash	$71,348	$126,823
Accounts receivable	147,419	66,719
Total current assets	218,767	193,542

Petroleum and natural gas interests, net	1,371,629	1,476,692

Deferred debt issue cost, net	15,464	18,363

TOTAL ASSETS	$1,605,860	$1,688,597

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$68,575	$123,539
Current portion of long-term debt	260,004	260,004
Total current liabilities	328,579	383,543

Long-term debt, less current portion	20,664	135,665
Deferred income taxes	134,434	107,434

TOTAL LIABILITIES	483,677	626,642

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 19,226,626 shares issued; 17,364,626 outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Retained earnings	193,130	132,902
	1,178,183	1,117,955
Less: Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	1,122,183	1,061,955

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,605,860	$1,688,597

CASTLEGUARD ENERGY INC.

STATEMENTS OF INCOME
(Unaudited)

Three months ended
March 31,
	2003	2002

Oil and gas sales	$190,789	$169,425

Expenses:
Lease operating expenses and taxes	22,563	29,324
Depreciation, depletion and amortization	28,123	60,897
General and administrative	45,267	52,214
	95,953	142,435
Income from operations	94,836	26,990

Interest and financing costs	(7,608)	(7,725)

Income before income taxes	87,228	19,265

Provision for income taxes	27,000	5,780

Net income	$60,228	$13,485

Basic and diluted earnings per common share	$.00	$.00

Weighted average number of common shares outstanding (Thousands)	17,365	17,241

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,
	2003	2002

Cash Flows from Operating Activities:
Net income	$60,228	$13,485
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	28,123	60,897
Deferred income taxes	27,000	5,780
Change in assets and liabilities:
Accounts receivable and accounts payable	(135,664)	(10,595)
Amortization of financing costs	2,900	1,933
Net cash provided by (used in) operating activities	(17,413)	71,500

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(27,863)	(3,252)
Proceeds from sale of petroleum and natural gas interests	104,802	-
Net cash provided by (used in) investing activities	76,939	(3,252)

Cash Flows from Financing Activities:
Refinancing of bank loan	-	583,343
Payments on long-term debt	(115,001)	(627,082)
Net cash used by financing activities	(115,001)	(43,739)

Net increase (decrease) in cash and cash equivalents	(55,475)	24,509
Cash and cash equivalents, beginning of period	126,823	99,979
Cash and cash equivalents, end of period	$71,348	$124,488

Cash paid for interest during the period	$4,708	$6,073

CASTLEGUARD ENERGY INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for year 2003 first quarter)

		Additional			Total
Common Stock		Paid-in	Treasury	Retained	Stockholders'
Shares	Amount	Capital	Stock	Earnings	Equity
Balance, December 31, 2001	19,013,626	$ 19,014	$ 958,643	$ (56,000)	$ 26,973	$ 948,630

Issuance of stock
to settle litigation and other	213,000	213	7,183	-	-	7,396

Net income	-	-	-	-	105,929	105,929

Balance, December 31, 2002	19,226,626	19,227	965,826	(56,000)	132,902	1,061,955

Net income	-	-	-	-	60,228	60,228

Balance, March 31, 2003	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 193,130	$ 1,122,183

CASTLEGUARD ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies and Practices
(a)	Description of Business

Castleguard Energy, Inc. is an independent energy company engaged in the exploration for and the acquisition, development and exploitation of crude oil and natural gas properties, and in the production of crude oil and natural gas in North America through working interests operated by other parties. The Company's activities are conducted in the states of Louisiana, Texas and Alabama.

(b)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(c)	Net Income per Weighted Average Share
Basic net income per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

(d)	Oil and Gas Sales
Oil and natural gas sales are recognized upon delivery to the metered point upstream of the pipeline connection.

Note 2 - Long-Term Debt

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

CASTLEGUARD ENERGY, INC

NOTES TO FINANCIAL STATEMENTS

Note 3 - Sale of Mings Chapel Interests

     The Company completed the sale for cash to an unrelated purchaser of its interest in the Mings Chapel, Texas producing wells and related assets in March 2003. No gain or loss resulted from the sale with the net credit reducing the Company's net investment in oil and gas properties. The Company reduced its bank debt with $50,000 of the proceeds.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27a of the Securities Act of 1933, as amended (the "Securities Act"), and section 21e of the Securities Exchange Act of 1934, as amended (the "exchange act"). Specifically, all statements other than statements of historical facts included in this report regarding Castleguard Energy Inc.'s financial position, business strategy and plans and objectives of management of the Company for future operations are forward- looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, price levels for oil and natural gas, concentration of oil and natural gas reserves and production, drilling risks, uncertainty of oil and gas reserves, risks associated with the development of additional revenues and with the acquisition of oil and gas properties and other energy assets, operating hazards and uninsured risks, general economic conditions, governmental regulation, changes in industry practices, marketing risks, one time events and other factors described herein ("cautionary statements"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward- looking statements. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. Reference is made to disclosure regarding "Forward-Looking Statements and Cautionary Statements" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which is incorporated herein by reference.

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

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2003 vs. 2002

     First quarter 2003 (this year) results of operations improved 347% over last years' first quarter as the result of higher gas prices (187%), higher oil prices (67%) and higher oil production (up 106%). The combination of higher prices and higher oil production more than offset the effect of a 67% decline in production of natural gas. The combined effect of volumes and prices was to increase revenue by 12.6% over last year.

     The Company sold its interest in the Mings Chapel field in Upshur County, Texas effective January 1, 2003, and that sale had a minimal effect on volumes and operating costs. Gas production declines were principally attributable to mechanical problems in our Minden Louisiana field where the gas wells were worked over in the last quarter of 2002, but which did not come back to prior production levels after workover.

     Natural gas sales volumes were 21,978 mcf this year versus 66,668 mcf last year, but our oil production more than doubled from 625 bbls last year to 1,290 bbls this year. Average natural gas sales prices rose to $6.77 per mcf from $2.36 per mcf last year and oil prices improved to $32.12 per barrel from $19.26 per barrel last year.

Depreciation, depletion and amortization declined 54% from last years' level as the result of lower production. Other costs, including interest and financing costs were about the same quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

     The sale of the Mings Chapel properties generated cash proceeds which were applied to reduce bank debt $50,000 with the remainder going to general corporate purposes. Cash flow from operations continues to provide adequate funding to meet operating commitments and debt service.

     The Company is reviewing investment opportunities available to it for new areas of interest, as well as, additional wells in the Minden field. The Company believes it can fund some projects from internal cash flow but to fully take advantage of opportunities will require additional sources of funding yet identified. Debt reductions through March 31, 2003 have brought the Company's debt to equity ratio down to 25% which should allow additional financing if needed. The lack of additional funding will limit the Company's ability to capitalize on new opportunities.

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

CASTLEGUARD ENERGY, INC.

May 6, 2003	/s/ Bob G. Honea
BY: Bob G. Honea, Director and President

CERTIFICATION

I, Bob G. Honea, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Castleguard Energy, Inc.;

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

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within this entity, particularly during the period in which this quarterly report is being prepared;

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

May 6, 2003	/s/ Bob G. Honea
BY: Bob G. Honea, Director/President Treasurer/ Secretary