Form 10QSB/A
period 2003-03-31
CASTLEGUARD ENERGY INC
filed 2003-05-15
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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
Not Applicable

Item 3. Defaults Upon Senior Securities
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5. Other Information
Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits - The following exhibit is filed with this report:

99.1 Certification pursuant to Section 906 of the Sarbannes Oxley Act of 2003

(b)	Reports on Form 8-K - No Reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLEGUARD ENERGY, INC.

May 14, 2003	/s/ Bob G. Honea
BY: Bob G. Honea, Director, President, Chief Executive and Financial Officer

CERTIFICATION

I, Bob G. Honea, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB/A of Castleguard Energy, Inc.;

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

May 14, 2003	/s/ Bob G. Honea
By: Bob G. Honea, Director/President, Chief Executive and Financial Officer, Treasurer/ Secretary