Form 10QSB
period 2003-06-30
CASTLEGUARD ENERGY INC
filed 2003-08-14
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2615565 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

YES [X] NO [ ]

At June 30, 2003, there were 17,364,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

PART I.

Item 1. FINANCIAL STATEMENTS

ACCOUNTANTS' REVIEW REPORT

Board of Directors
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of June 30, 2003, and the related statements of income and cash flows for the three and six month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

Whitley Penn

Dallas, Texas
August 11, 2003

CASTLEGUARD ENERGY, INC.

BALANCE SHEETS

June 30, 2003	December 31, 2002
(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$41,293	$126,823
Accounts receivable	127,238	66,719
Total current assets	168,531	193,542

Petroleum and natural gas interests, net	1,352,658	1,476,692

Deferred debt issue cost, net	12,564	18,363

TOTAL ASSETS	$1,533,753	$1,688,597

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$22,047	$123,539
Current portion of long-term debt	215,667	260,004
Total current liabilities	237,714	383,543

Long-term debt, less current portion		135,665
Deferred income taxes	146,934	107,434

TOTAL LIABILITIES	384,648	626,642

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 19,226,626 shares issued; 17,364,626 outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Retained earnings	220,052	132,902
	1,205,105	1,117,955
Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	1,149,105	1,061,955

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,533,753	$1,688,597

CASTLEGUARD ENERGY, INC.

STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002

Oil and gas sales	$ 118,586	$ 185,912	$ 309,375	$ 355,337

Expenses:
Lease operating expense and taxes	22,626	31,315	45,188	60,639
Depreciation, depletion and amortization	18,991	57,759	47,114	118,656
General and administrative	31,099	47,183	76,367	94,566
	72,716	136,257	168,669	273,861
Income from operations	45,870	49,655	140,706	81,476

Interest and financing costs	(6,448)	(6,124)	(14,056)	(18,681)

Income before income taxes	39,422	43,531	126,650	62,795

Provision for income taxes	12,500	13,220	39,500	19,000

Net income	$ 26,922	$ 30,311	$ 87,150	$ 43,795

Basic and diluted earnings per common share	$ .00	$ .00	$ .01	$ .00

Weighted average number of common shares outstanding (Thousands)	17,365	17,285	17,365	17,223

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2003	2002

Cash Flows from Operating Activities:
Net income	$87,150	$43,795
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation, depletion and amortization	47,114	118,656
Deferred income taxes	39,500	19,000
Amortization of financing costs	5,799	4,833
Change in assets and liabilities:
Accounts receivable, accounts payable and accrued liabilities	(162,010)	(29,405)
Net cash provided by operating activities	17,553	156,879

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(27,884)	(105,131)
Proceeds from sale of petroleum and natural gas interests	104,803	6,671
Net cash provided by (used in) investing activities	76,919	(98,460)

Cash Flows from Financing Activities:
Refinancing of bank loan		583,343
Payments on long-term debt	(180,002)	(692,083)
Net cash used in financing activities	(180,002)	(108,740)

Net decrease in cash	(85,530)	(50,321)
Cash, beginning of period	126,823	99,979
Cash, end of period	$41,293	$49,658

Supplemental information:
Interest paid	$8,257	$14,130

CASTLEGUARD ENERGY, INC.
Statements of Stockholders' Equity
(Unaudited for year 2003 first six months)

						Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity

Balance, December 31, 2001	19,013,626	$ 19,014	$ 958,643	$ (56,000)	$ 26,973	$ 948,630

Issuance of stock
To settle litigation and other	213,000	213	7,183			7,396

Net income					105,929	105,929

Balance, December 31, 2002	19,226,626	19,227	965,826	(56,000)	132,902	1,061,955

Net income					87,150	87,150

Balance, June 30, 2003	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 220,052	$ 1,149,105

CASTLEGUARD ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies and Practices

(a)	Description of Business

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(c)	Net Income per Weighted Average Share
Basic net income per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

(d)	Oil and Gas Sales
Petroleum and natural gas sales are recognized upon delivery to the metered point upstream of the pipeline connection.

Note 2 - Long-Term Debt

     Long-term debt is a secured note payable to a commercial bank, payable at $21,667 per month plus interest at the Wall Street Journal's prime rate plus 3/4 of one percent. The note is collateralized by the Company's interest in oil and gas properties. Two directors of the Company guaranteed the note payable at its origin; such guarantees were released by the bank May 30, 2003. Maturities of the debt are $260,004 in 2003, and $85,665 in 2004.

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

Note 4 - Change in Well Ownership Interests

     Through action of the Louisiana Conservation Commission, as modified by a court decision of the District Court of Caddo Parish, Louisiana, dated December 17, 2002, Castleguard's working interest in the Hudson Reservoir A Sand of the Youngblood 21-1D well in the Minden Field, Webster Parish, Louisiana field has been reduced retroactively to the date of first production. The Hudson Reservoir A Sand produced in the Youngblood 21-1D Well from December, 1999 through September, 2001, at which time the Hudson A Sand was abandoned and the well was recompleted in other zones. Castleguard's interest in all other producing sands in the Youngblood 21-1 Well will increase as a result of the Orders. Since the entry of the District Court's Order, the parties have negotiated the methodology of implementing that decision, which negotiations have resulted in a June 30, 2003 tentative agreement which was executed on behalf of Castleguard on July 12, 2003.

     The reduction in Castleguard's working interest will require Castleguard to pay to other working interest owners a portion of the revenue received by Castleguard attributable to production from the Hudson A Sand and will require other working interest owners to pay to Castleguard an amount for their additional share of the well costs. Although the methodology has been resolved, the calculation of the amounts owed by the parties to each other has not been finalized and agreed upon. The operator of the well, O'Brien Energy Company, is currently determining the amounts to be paid and received among the various working interest owners to give effect to the decision and agreement.

     Based on preliminary data forwarded by the operator, Castleguard's management estimates that it will sustain a charge to pre-tax earnings of from $150,000 to $175,000 and will receive an amount approximating $75,000 for well costs, thus cash to be ultimately paid by Castleguard should approximate $75,000 to $100,000. At the time final financial information becomes determinable, Castleguard expects to record the charge less a related tax benefit in the third quarter 2003 operating results.

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

     The Company is an independent oil and gas exploration company whose strategic focus is the application of advanced seismic imaging and computer-aided exploration technologies in the systematic search for commercial hydrocarbon reserves, primarily in the states of Texas and Louisiana. The Company attempts to leverage its technical experience and expertise with seismic technology to identify exploration and exploitation projects with significant potential economic return. The company intends to participate in selected exploration projects as a non-operating, working interest owner, sharing both risk and rewards with its partners. The Company has and will continue to pursue exploration opportunities in regions where the Company believes significant opportunity for discovery of oil and gas exists. By reducing drilling risk through seismic technology, the Company seeks to improve the expected return on investment in its oil and gas exploration projects. The Company attempts to limit capital requirements by forming industry alliances and exchanges a portion of its interest for cash and/or a carried interest in its exploration projects.

RESULTS OF OPERATIONS

Three Month Periods Ended June 30, 2003 vs. 2002

     Second quarter 2003 (this year) net income declined slightly (11%) from $30,311 in the 2002 second quarter (last year) to $26,922 this year as the result of a 73% decline in gas production, offset by a 60% increase in oil production and higher commodity prices. The combined effects of lower production and higher prices resulted in a 36% decline in revenues this year compared to last year, but the effect on net income was substantially offset by a reduction in expenses of 47% compared with the second quarter of 2002.

     Production volumes continue to be adversely affected by wells in the Minden Louisiana field which were worked over in the last quarter of 2002, but which did not return to prior production levels after workover.

     Natural gas sales volumes were 16,965 mcf this year versus 63,118 last year; oil production was 905 barrels this year versus 564 barrels last year. Average natural gas prices rose to $5.51 per mcf from $2.73 last year (a 102% increase) and average oil prices rose to $27.21 per barrel versus $23.44 per barrel last year.

Depreciation, depletion and amortization declined 67% from last years levels, following the 73% decline in gas production volumes.

Six Month Periods Ended June 30, 2003 vs. 2002

     Six months net income 2003 (this year) of $87,150 was 99% improved over last years of $43,795 as a result of higher prices for natural gas and 84% higher oil production. Although net revenues declined 13% this year compared with last year, the sharply higher commodity prices and lower depreciation, depletion and amortization drove improved net income in spite of a 70% decline in gas production.

     Gas volumes this year declined 90,841 mcf, 70%, from last year as a resulted of mechanical difficulties referred to in the quarter comparison which precedes this analysis. Oil volumes increased from 1192 barrels in the first half of last year to 2195 barrels this year. Prices for both commodities were sharply higher this year versus last. Average natural gas prices rose from $2.54 per mcf last year to $6.22 per mcf this year; average oil prices were up from $21.39 per barrel last year to $30.09 per barrel this year.

     Expenses declined this year by $105,192 lead by a $71,542 decline in depreciation, depletion and amortization (60%) which followed the 70% decline in gas production volumes. The expense decline more than offset the revenue decline resulting in higher net income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow for the first six months of 2003 was adequate to fund operating requirements and meet debt reduction obligations. Bank debt continues to be reduced and at June 30, 2003, represented only 16% of Castleguard's total capitalization. Management believes additional financings are possible to fund future requirements but opportunities may exceed funds available which could cause management to review other potential sources of capital.

Change in Well Ownership Interests

     Through action of the Louisiana Conservation Commission, as modified by a court decision of the District Court of Caddo Parish, Louisiana, dated December 17, 2002, Castleguard's working interest in the Hudson Reservoir A Sand of the Youngblood 21-1D well in the Minden Field, Webster Parish, Louisiana field has been reduced retroactively to the date of first production. The Hudson Reservoir A Sand produced in the Youngblood 21-1D Well from December, 1999 through September, 2001, at which time the Hudson A Sand was abandoned and the well was recompleted in other zones. Castleguard's interest in all other producing sands in the Youngblood 21-1 Well will increase as a result of the Orders. Since the entry of the District Court's Order, the parties have negotiated the methodology of implementing that decision, which negotiations have resulted in a June 30, 2003 tentative agreement which was executed on behalf of Castleguard on July 12, 2003.

     The reduction in Castleguard's working interest will require Castleguard to pay to other working interest owners a portion of the revenue received by Castleguard attributable to production from the Hudson A Sand and will require other working interest owners to pay to Castleguard an amount for their additional share of the well costs. Although the methodology has been resolved, the calculation of the amounts owed by the parties to each other has not been finalized and agreed upon. The operator of the well, O'Brien Energy Company, is currently determining the amounts to be paid and received among the various working interest owners to give effect to the decision and agreement.

     Based on preliminary data forwarded by the operator, Castleguard's management estimates that it will sustain a charge to pre-tax earnings of from $150,000 to $175,000 and will receive an amount approximating $75,000 for well costs, thus cash to be ultimately paid by Castleguard should approximate $75,000 to $100,000. At the time final financial information becomes determinable, Castleguard expects to record the charge less a related tax benefit in the third quarter 2003 operating results.

Item 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

     The President/Secretary/Treasurer/Director of the Company has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the President/ Secretary/Treasurer/Director concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

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
Not Applicable

Item 3. Defaults Upon Senior Securities
Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5. Other Information
Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits -

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K -

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLEGUARD ENERGY, INC.

August 14, 2003	/s/ Bob G. Honea
BY: Bob G. Honea, Director and President

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002