Form 10QSB
period 2003-09-30
CASTLEGUARD ENERGY INC
filed 2003-11-13
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2789691 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

YES [X] NO [ ]

At September 30, 2003, there were 17,364,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Part I.	Financial Information:

Item 1.	Financial Statements
Accountants' Review Report
Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002 (Audited)
Statements of Income - For the Three Months and Nine Months Ended September 30, 2003 and 2002 (Unaudited)
Statements of Cash Flows - For the Nine Months Ended September 30, 2003 and 2002 (Unaudited)
Statements of Stockholders' Equity - For the year 2002 (Audited) and the Nine Months ended September 30, 2003 (Unaudited)
Notes to Financial Statements (Unaudited)

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

Signature

PART I.

Item 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of September 30, 2003, and the related statements of income; and cash flows and stockholders' equity for the three and nine month periods then ended. These financial statements are the responsibility of the Company's management.

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

Whitley Penn

Dallas, Texas
November 11, 2003

CASTLEGUARD ENERGY, INC.

BALANCE SHEETS

September 30, 2003	December 31, 2002
(Unaudited)	(Audited)

ASSETS

Current assets:
Cash	$34,282	$126,823
Accounts receivable	109,270	66,719
Total current assets	143,552	193,542

Petroleum and natural gas interests, net	1,357,671	1,476,692

Deferred debt issue cost, net	9,665	18,363

TOTAL ASSETS	$1,510,888	$1,688,597

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$40,068	$123,539
Current portion of long-term debt	150,666	260,004
Total current liabilities	190,734	383,543

Long-term debt, less current portion		135,665
Deferred income taxes	154,234	107,434

TOTAL LIABILITIES	344,968	626,642

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 19,226,626 shares issued; 17,364,626 outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Retained earnings	236,867	132,902
	1,221,920	1,117,955
Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	1,165,920	1,061,955

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,510,888	$1,688,597

CASTLEGUARD ENERGY, INC.

STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002

Oil and gas sales	$ 99,943	$ 204,541	$ 409,319	$ 559,878

Expenses:
Lease operating expense and taxes	22,726	35,541	67,914	96,180
Depreciation, depletion and amortization	16,679	54,747	63,782	173,404
General and administrative	31,123	27,714	107,491	122,280
	70,528	118,002	239,187	391,864
Income from operations	29,415	86,539	170,132	168,014

Interest and financing costs	5,300	10,007	19,367	28,688

Income before income taxes	24,115	76,532	150,765	139,326

Provision for income taxes	7,300	22,800	46,800	41,800

Net income	$ 16,815	$ 53,732	$ 103,965	$ 97,526

Basic and diluted earnings per common share	$ .00	$ .00	$ .01	$ .01

Weighted average number of common shares outstanding (Thousands)	17,365	17,284	17,365	17,244

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Cash Flows from Operating Activities:
Net income	$103,965	$97,526
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation, depletion and amortization	63,782	173,404
Deferred income taxes	46,800	42,834
Amortization of financing costs	8,699	7,732
Change in assets and liabilities:
Accounts receivable, accounts payable and accrued liabilities	(126,022)	(47,675)
Net cash provided by operating activities	97,224	273,821

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(49,565)	(135,180)
Proceeds from sale of petroleum and natural gas interests	104,803	6,671
Net cash provided by (used in) investing activities	55,238	(128,509)

Cash Flows from Financing Activities:
Refinancing of bank loan		583,343
Payments on long-term debt	(245,003)	(757,084)
Net cash used in financing activities	(245,003)	(173,741)

Net decrease in cash	(92,541)	(28,429)
Cash, beginning of period	126,823	99,979
Cash, end of period	$34,282	$71,550

Supplemental information:
Interest paid	$10,668	$21,237

CASTLEGUARD ENERGY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for year 2003 first nine months)

						Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity

Balance, December 31, 2001	19,013,626	$ 19,014	$ 958,643	$ (56,000)	$ 26,973	$ 948,630

Issuance of stock
To settle litigation and other	213,000	213	7,183			7,396

Net income					105,929	105,929

Balance, December 31, 2002	19,226,626	19,227	965,826	(56,000)	132,902	1,061,955

Net income					103,965	103,965

Balance, September 30, 2003	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 236,867	$ 1,165,920

CASTLEGUARD ENERGY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(c)	Net Income per Weighted Average Share
Basic net income per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

(d)	Oil and Gas Sales
Petroleum and natural gas sales are recognized upon delivery to the metered point upstream of the pipeline connection.

Note 2 - Long-Term Debt

     Effective October 28, 2003, Castleguard negotiated with a commercial bank an increase in its borrowing base to $322,333, which will reduce at $21,667 a month. Principal payments will be required only when the amount outstanding equals the borrowing base. Maturity is approximately 15 months. Interest is payable monthly at the Wall Street Journal's prime rate plus 3/4 of one percent. The note is collateralized by the Company's interest in oil and gas properties. Debt covenants restrict other debt, pledge of assets, payments of dividends, mergers and changes in ownership.

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

     Based on preliminary data forwarded by the operator, Castleguard's management estimates that it will sustain a charge to pre-tax earnings of from $150,000 to $175,000 and will receive an amount approximating $75,000 for well costs, thus cash to be ultimately paid by Castleguard should approximate $75,000 to $100,000. At the time final financial information becomes determinable, Castleguard expects to record the charge less a related tax benefit in the fourth quarter 2003 operating results.

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

RESULTS OF OPERATIONS

Three Month Periods Ended September 30, 2003 vs. 2002

     Third quarter 2003 (this year) net income declined 69% to $16,815 ($.00 per share) from $53,732 ($.00 per share) in the third quarter of 2002 (last year) as the result of a 72% decline in natural gas production and a 58% decline in oil production. The total effect of production declines was partially offset by a 78% improvement in average prices for natural gas during the quarter. The combination of lower production and higher prices resulted in a 51% decline in revenues this year compared to last year and drove a 69% decline in net income for the quarter.

     Production volumes continued to be adversely affected by wells in the Minden Louisiana field where workovers were not able to restore production levels of last year. A new well is drilling in the field with favorable prospects but production, if any, will not commence until late in the fourth quarter or early next year. Castleguard farmed out 60% of its interest in the well to another party retaining rights to participate in 20% of the farmout after payout.

     Natural gas sales volumes were 14,151 mcf this year versus 50,754 last year; oil production was 900 barrels this year versus 2,130 barrels last year. Average natural gas prices rose to $5.23 per mcf from $2.93 last year and average oil prices rose to $28.84 per barrel versus $26.42 per barrel last year.

     Lease operating expenses and depreciation, depletion and amortization declined in line with production volumes. General and administrative expense was in line with this years' second quarter and slightly higher than last year. Interest expense declined from last year attributable to lower debt levels and lower interest rates.

Nine Month Periods Ended September 30, 2003 vs. 2002

     Nine months net income 2003 (this year) of $103,965 was 7% improved over last years of $97,526 principally as a result of higher earnings in the first half of the year. The higher earnings were the result of higher natural gas prices than in 2002 and higher production of barrels of oil. Revenues for the nine months were down 27% from last year as the result of a 71% decline in natural gas production partially offset by a 126% increase in natural gas average prices and a 21% increase in average oil prices.

     Gas volumes this year were 53,096 mcf for nine months compared to 180,855 mcf last year. Oil volumes this year were 3,095 barrels compared to 3,322 barrels last year. Average natural gas prices rose to $5.96 per mcf from $2.64 per mcf last year; average oil prices were $29.73 per barrel compared to $24.54 per barrel last year.

     Expenses declined in 2003 compared to 2002, following the decline in production this year which combined with lower interest expense from lower borrowings and interest rates more than offset the revenue decline resulting in slightly higher net income.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations for the nine months of 2003 plus proceeds from property sales, but excluding changes in working capital, was adequate to fund operations and required debt reductions during the period. Bank debt was reduced $245,000 during the nine months leaving $150,666 outstanding at September 30, 2003, which is only 11% of Castleguard's capitalization.

During October 2003, Castleguard revised its borrowing arrangement with a commercial bank to increase its borrowing base to $322,333 which provided $193,333 in new borrowing capacity. Their terms provide for a reduction in the borrowing base of $21,667 per month with principal payments required only when the amount outstanding equals the borrowing base. Castleguard expects to fund its share of well costs for a new well drilling in the Minden field from a portion of the availability. Opportunities may exceed funds available which could cause management to review other potential sources of capital.

Change in Well Ownership Interest

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

     Based on preliminary data forwarded by the operator, Castleguard's management estimates that it will sustain a charge to pre-tax earnings of from $150,000 to $175,000 and will receive an amount approximating $75,000 for well costs, thus cash to be ultimately paid by Castleguard should approximate $75,000 to $100,000. At the time final financial information becomes determinable, Castleguard expects to record the charge less a related tax benefit in the fourth quarter 2003 operating results.

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

CASTLEGUARD ENERGY, INC.

November 12, 2003	/s/ Bob G. Honea
BY: Bob G. Honea, Director and President

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002