Form 10KSB
period 2003-12-31
CASTLEGUARD ENERGY INC
filed 2004-03-30
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO __________

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2789691 (I.R.S. Employer Identification No.)

4625 Greenville Avenue, Suite 203, Dallas, TX (Address of principal executive offices)	75206 (Zip Code)

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

YES [X] NO[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

[ ]

State the registrant's revenues for its most recent fiscal year: $ 486,894

The aggregate market value on March 15, 2004, of Common shares held by non-affiliates was approximately $729,259 based on the average closing bid and asked prices of the registrant's Common shares on such date, as quoted by the National Quotation Bureau.

At March 15, 2004, there were 17,364,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

2003 FORM 10-KSB ANNUAL REPORT

Table of Contents

Part I.

Item 1.	Description of Business
(a) General Business Description
(b) Description of Business - Oil and Gas Operations

Item 2.	Description of Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Part II.

Item 5.	Market for Common Equity and Related Stockholder Matters

Item 6.	Management's Discussion and Analysis or Plan of Operation

Item 7.	Financial Statements

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.	Controls and Procedures

Part III.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.	Certain Relationships and Related Transactions

Item 13.	Exhibits and Reports on Form 8-K

Item 14.	Principal Accountant Fees and Services

Signature Page

Appendix A	Financial Information	F-1

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

Developments During Year 2003

The Company's operating activities, carried out by the operators of oil and gas properties in which Castleguard has an interest, included participating in the following:

-

Experienced a significant decline in production during 2003 from two Minden gas wells worked over in late 2002 to address mechanical problems that developed late in the third quarter of 2002 and which had sharply curtailed gas production. Reserves at year end 2003 were also lowered sharply from the production decline;

-

Louisiana Conservation Commission reduced Castleguard's interest in certain sands of the Youngblood 21-1D well in the Minden field retroactive to the date of first production, resulting in a $83,631 payment to another producer, which was treated as an addition to the fixed asset pool because the periods involved were prior to acquisition of Castleguard's interest;

-	Farmed-out a 1/16 interest in a new well to be drilled in Minden, retaining a .0375 interest in the well with the right to receive a 20% interest in the farmout after payout;

-	Drilling of a new well in the Minden field which showed several potential producing formations but which was pending final completion at the end of February 2004.

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

Nature Of The Company's Oil And Gas Business

    The Company was formed in 1988, and in the last five years has altered its business and become profitable. The development of the Company's business will continue to require substantial expenditures. The Company's future financial results will depend primarily on its ability to locate hydrocarbons economically in commercial quantities, to provide drilling site and target depth recommendations resulting in profitable productive wells and on the market prices for oil and natural gas.

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

Dependence On Key Personnel

    The Company is highly dependent on the services of Scott Heape. The loss of the services of Mr. Heape could have a material adverse effect on the Company. The Company does not have an employment contract with Mr. Heape or any other director or officer.

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

    The Company's net proved reserves, including behind-pipe reserves, but excluding proved undeveloped reserves, as estimated by independent petroleum engineers, Gary S. Swindell & Associates , at December 31, 2003 were:

	Crude Oil (BBLS)	Natural Gas (MCF)
Proved developed producing	11,920	158,961
Proved developed non-producing	1,009	301,774
Total	12,929	460,735

See Note G of the Notes to Financial Statements included in Appendix A to this report for additional information on gas and oil reserves.

    At December 31, 2003, the Company owned interests in 10 gross gas wells (1.11 net), two of which are dual completions, and 3 gross oil wells (.21 net). The terms "gross" refers to the wells in which a working interest is owned, and the term "net refers to gross wells multiplied by the percentage of Castleguard's working interest owned therein.

Castleguard participated in one producing well (in completion at year end); it participated in the recompletion of 3 wells and one dry hole in 2002.

The Company's interests in undeveloped acreage is insignificant.

Change in Well Ownership Interests

     Through action of the Louisiana Conservation Commission, as modified by a court decision of the District of Caddo Parish, Louisiana, dated December 17, 2002, Castleguard's working interest in the Hudson Reservoir A Sand of the Youngblood 21-1D well in the Minden Field, Webster Parish Louisiana field was reduced retroactively to the date of first production.   The Hudson Reservoir A Sand produced in the Youngblood 21-1D Well from December 1999 through September 2001, at which time the Hudson A Sand was abandoned and the well was recompleted in other zones. Castleguard's interest in all other producing sands in the Youngblood 21-1 Well increased slightly as a result of the Orders. After entry of the District Court's Order, the parties negotiated the methodology of implementing that decision, which resulted in a June 30, 2003 tentative agreement which was executed on behalf of Castleguard on July 12, 2003.

     The reduction in Castleguard's working interest required Castleguard to pay to other working interest owners a portion of the net revenue received by Castleguard attributable to production from the Hudson A Sand and required other working interest owners to pay to Castleguard an amount for the additional share of the well costs. Calculation of the amounts owed by the parties to each other was finalized and agreed upon shortly after year-end 2003, which resulted in Castleguard paying $83,631 in cash to another producer. The amount paid was attributed to production prior to Castleguard's acquisition of its interest, which had been treated as a reduction of purchase price at the time of acquisition. Therefore, the amount paid was treated as an addition to Castleguard's full cost pool.

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

PART II
-------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

    The principal U.S. market in which the Company's Common Stock ($.001 par value, all of which are one class) has been traded on the Over the Counter ("OTC") Bulletin Board. The Company's common stock is quoted on the OTC Bulletin Board (Symbol: "MOAT.OB"). The following table sets forth the range of high and low closing bid prices for the Company's Common Stock on a quarterly basis since January 1, 2001 as reported by the National Quotation Bureau, Inc. (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). As of March 15, 2004, the closing bid for the Company's common stock was $.055 per share.   The foregoing and following information should not be taken as an indication of the existence of an established public trading market for the Company's Common Stock.

	Bid Prices
	2003		2002		2001
Quarter	High	Low	High	Low	High	Low
First	$.08	$.04	$.11	$.05	$.28	$.09
Second	.06	.04	.11	.05	.28	.14
Third	.07	.04	.08	.04	.20	.06
Fourth	.08	.04	.07	.04	.13	.05

Holders

    The approximate number of record holders of the Company's Common Stock as of March 15, 2004 was 52, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding as of March 15, 2004 was 17,364,626 shares, of which 11,545,213 were free trading shares.

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
Statements of Cash Flows
Statements of Stockholders' Equity
Notes to Financial Statements

All other schedules are omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 8A - CONTROLS AND PROCEDURES
--------------------------------------------------------

(a)	Evaluation of disclosure controls and procedures

The President/Secretary/Treasurer/Director of the Company has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the President/Secretary/Treasurer/Director concluded that the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this annual report has been made known to them in a timely manner.

(b)	Changes in internal controls

There have been no significant changes made in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the end of the period covered by this report.

PART III
------

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-----------------------------------------------------------------------

    The Company's bylaws provide that Directors are to be elected by simple majority vote and are to serve until the next annual meeting following such election or until a successor has been duly elected and qualified. Directors may be removed with or without cause by a majority vote of the stockholders and may be removed for cause by the Board. Vacancies on the board may be filled by the remaining directors or by the stockholders. The executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

The following sets forth the name, and position of each director and executive officer of the Company:

OFFICERS	AGE	CURRENT OFFICE
Scott G. Heape	54	Chairman, Director
Bob G. Honea	66	President, Treasurer/Secretary, Director (Chief Executive and Financial Officer)
Benton J. Poole	52	Director
Harvey Jury	56	Director

Scott G. Heape

    Mr. Heape is Chairman and Founder of H & S Production, Inc. and HSP Geophysical, Inc. Mr. Heape has served as a director of the Company since 1998. He received a B.S. in Geology from Tulane University in 1972. He has engaged in all phases of the oil and gas business since 1972 where he served as an exploration geologist with Lone Star Producing Company, a wholly-owned subsidiary of Lone Star Gas (now TXU, Inc.). From 1972 to 1975, Mr. Heape performed extensive geological work for Lone Star in East Texas, Northern Louisiana, and Southern Arkansas. He joined Bass Enterprises in 1975 and left Bass in 1976 to form H & S Production, Inc., a Texas corporation.

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

Mr. Honea is the President of National Tubular Products, Inc. and NTP Energy, Inc., both of Dallas, Texas.

Benton J. Poole

    Mr. Poole received a Bachelor of Business Administration degree from the Texas Tech University in 1973 and a Doctor of Jurisprudence degree from Texas Tech University School of Law in 1976. Mr. Poole has more than 25 years of experience in the private practice of law and is presently a sole practitioner concentrating in oil, gas and mineral law. He is a member of the State Bar of Texas, the American Bar Association and the Dallas Bar Association and is a member of the Oil, Gas and Mineral Law/Energy Law Section of each. Mr. Poole has served as a director of the Company since 1998.

Harvey Jury

    Mr. Jury is founder and managing director of Jury & Associates, a Dallas-based management and marketing consulting organization. Jury & Associates and its predecessors have been serving clients throughout the United States since 1970. Jury & Associates clients are active in oil and gas, commercial and residential real estate, title insurance, investment management, banking and trust services, and other financial services.

     All officers of the Company hold office until the annual meeting of directors following the annual meeting of stockholders or until their respective successors are duly elected and qualified or their earlier resignation or removal.

Board of Directors and Committee Meetings Attendance

     During the fiscal year ended December 31, 2003, the Board acted on seven occasions by written unanimous consent of the Board of Directors in lieu of meeting. The Company has a Compensation Committee which has acted on stock options, but there are no other committees. The full Board functions on other matters.

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

     Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

Code of Ethics

The Board of Directors have discussed the need for a Code of Ethics and have concluded that a Code is not necessary for a company with no employees.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

    At March 15, 2004, the Company had no salaried employees, either in field operations or office and administrative activities. The Company contracts with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to perform the office and administrative activities of the Company. The Company also utilizes the services of outside consultants on a contract basis.

    As of March 15, 2004 there have been no salaries paid to any of the officers or Directors of the company. Directors have not been compensated in cash for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------

    The following table sets forth, as of March 15, 2004, information with respect to (1) any person known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (2) the shares of Common Stock beneficially owned by each officer and director of the Company, and (3) the total of the Company's Common Stock beneficially owned by the Company's officers and directors as a group. Except as noted in the footnotes, it is the belief of the Company that each stockholder listed below holds the sole voting and investment power with regard to the shares owned beneficially by such stockholder:

Name of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percent of Common Stock Outstanding(1)
Scott G. Heape Dallas, Texas(5)	2,158,166(2)	12.22

Bob G. Honea Dallas, Texas(5)	1,840,000(3)	10.42

Benton J. Poole Dallas, Texas	677,200(4)	3.87

Harvey Jury Dallas, Texas	130,000	0.74

All officers and directors as a group (4 persons)	4,805,366	26.60

(1)	Based upon 17,364,626 shares issued and outstanding as March 14, 2004, after deducting 1,862,000 shares held in the Company's treasury, and including options held by each individual.

(2)

Includes shares owed by H&S Production, Inc. which Mr. Heape owns 100% and shares held by H&S Production, Inc. Pension Trust. Includes options to purchase 300,000 shares which are currently exercisable.

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

     In October 2003, the Company agreed with H&S Production to rescind the agreement and instead entered into a farmout arrangement with an unrelated party to the extent of a 1/16 interest leaving Castleguard with a .0375 interest in a new well. The third party will reassign to the Company after payout a 20% interest in the 1/16 interest.

The Company rents office space on a month-to-month basis for $500 per month from Bob Honea, its President.

The Company purchased public relations services during 2003 from its Director Harvey Jury aggregating $7,200 and reimbursed Mr. Jury's out-of-pocket expenses of $780.40.

PART IV

ITEM 13 - EXHIBITS AND REPORTS

(a) Exhibits
Item

3.1(1)	Certificate of Incorporation of Castleguard Energy, Inc. incorporated by reference from the 1999 10KSB (Exhibit 3.1).

3.2(2)	Amended and Restated By-Laws of Castleguard Energy, Inc.

10.1(3)	Farmout Agreement between H & S Production, Inc. and the Company dated September 26, 2002

10.2	Loan Agreement from Castleguard Energy, Inc as Borrower and First American Bank, SSB in Dallas as Bank dated October 28, 2003

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to our 1999 Annual report on Form 10-KSB, and incorporated herein by reference.
(2)	Previously filed as an exhibit to our 2000 Annual report on Form 10-KSB, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Company's Form 8K Report filed with the SEC on October 7, 2002, and incorporated herein by reference.

(b) Reports of Form 8K

None.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed by Whitley Penn for the years ended December 31, 2003 and 2002.

	2003	2002
Audit services (1)	$ 24,660	$ 18,025
Audit-related services	-	-
Tax and all other services (2)	2,876	2,500
Total Fees	$ 27,536	$ 20,525

Whitley Penn did not render professional services relating to the financial information systems design and implementation for the years ended December 31, 2003 or 2002.
__________
(1)

Audit services consist of the annual audits of our financial statements included in Form 10-KSB, quarterly reviews of our financial statements included in Form 10-QSB, as well as services related to filings made with the Securities and Exchange Commission and accounting advisory services related to financial accounting matters.

(2)	Tax services include, but are not limited to, assistance with certain tax compliance matters and various tax planning consultations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLEGUARD ENERGY, INC.

March 30, 2004	/s/ Bob G. Honea
BY: Bob G. Honea, Director/President (Chief Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

BOB G. HONEA /s/ Bob G. Honea	Director/President Secretary/Treasurer (Chief Executive and Financial Officer)	March 30, 2004

SCOTT HEAPE /s/ Scott Heape	Director	March 30, 2004

BENTON POOLE /s/ Benton Poole	Director	March 30, 2004

HARVEY JURY /s/ Harvey Jury	Director	March 30, 2004

APPENDIX A

CASTLEGUARD ENERGY, INC.

INDEX TO FINANCIAL INFORMATION

DECEMBER 31, 2003

Financial Review	F-2

Report of Independent Auditors	F-5

Financial Statements:

Balance Sheets	F-6

Statements of Income	F-7

Statements of Cash Flows	F-8

Statements of Stockholders' Equity	F-9

Notes to Financial Statements	F-10

Financial Review

     The following is a discussion and comparison of the financial condition and results of operations of the Company as of and for the twelve months ended December, 2003 ("2003") compared with the twelve months ended December, 2002 ("2002") and 2002 compared to 2001. This discussion should be read in conjunction with the Company's Financial Statements, the notes related thereto, and the other financial data included elsewhere in this Annual Report on Form 10-KSB.

Overall Operations

     Mechanical difficulties with two of the Minden field wells which started in 2002 continued to adversely affect Castleguard's operations in 2003. The wells were worked over in the fourth quarter of 2002 and resumed production in the first quarter of 2003. Production rates were at significantly lower levels than before and continued to decline throughout the year. As a consequence, production volumes and revenues were both lower than in 2002; cash flows were diminished; financial resources were depleted; and, a significant downward revision in oil and gas reserves at year end 2003 resulted from the decline in production. The reserve reduction in turn caused an increase in the rate of depreciation, depletion and amortization, driving a fourth quarter change in estimates applicable to the full year. The downward revision also triggered a ceiling test impairment writedown of approximately $203,000 in our investment in oil and gas interests.

2003 Results of Operations Compared with 2002

     Net loss of ($122,541) (($.01) per share) for 2003 was less than net income of $105,929 ($.01 per share) for 2002, primarily from lower volumes in 2003 than in 2002. Revenues declined 27% year over year from declines of 67% in gas volumes and 26% in oil volumes sold, partially offset by increased prices of 110% on gas and 20% on oil. It was also significantly influenced by the impairment writedown of $203,000 before taxes.

     Gas volumes declined sharply in 2003 to 64,412 mcf from 196,507 mcf in 2002 and oil volumes decreased to 3,905 barrels from 5,243 barrels in 2002. Average gas prices in 2003 were $5.72 per mcf up from $2.73 per mcf in 2002. Oil prices averaged $30.14 per barrel in 2003 compared to $25.04 per barrel in 2002.

Hydrocarbon volumes were adversely impacted by the mechanical difficulties in Minden. Price improvement began in the last half of 2002 and continued higher through year end 2003.

     Production costs and taxes trended down in 2003 following the declining production curves. However, the rate of depreciation, depletion and amortization was up sharply in 2003 as a result of the downward revision of reserves reflected in our year-end reserve report.

Administrative costs were essentially unchanged for the year, having reached optimal levels from levels several years ago as the result of continuous cost cutting efforts.

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

Reserves

The Company's net proved oil and gas reserves at January 1, 2003 compared with January 1, 2002 plus the changes for those years, as estimated by independent petroleum engineers, are set forth below.

	2003		2002
	Gas	Oil	Gas	Oil
	(MCF)	(BBL)	(MCF)	(BBL)
Reserves at beginning of year	1,000,096	23,849	1,329,501	10,422
Added by exploration and development	68,116	291	12,549	225
Revisions of previous reserves	(543,065)	(7,306)	(145,447)	18,445
Less production	(64,412)	(3,905)	(196,507)	(5,243)

Reserves at year end	460,735	12,929	1,000,096	23,849

     Year 2002 reflects significant additions from revisions to a Minden oil well which was recompleted in mid-2002. No new reserves were added from development activities and the changes to gas reserves were from typical annual revisions to producing wells. Year 2003 reflects the aforementioned downward revisions as a result of rapid decline in Minden production following mechanical problems in 2002.

Liquidity and Capital Resources

     Early in 2003, we sold our interests in the Mings Chapel Field in Upshur County, Texas. The properties were expensive to operate, production levels were falling below our expectations and we believed that we could redeploy our capital in new projects and reduce debt.

     The Louisiana Conservation Commission retroactively reduced the Company's interest in certain sands of a Minden gas well which were productive between 1999 and 2001 requiring us to pay another producer $83,631 for their share of production which we had received credit for when we acquired our interest in the well. When combined with our share of costs for a well which was drilled but in completion at year end, we were confronted with total capital requirements of more that $225,000. Recognizing that our resources were limited, we farmed out a portion of the new Minden well to reduce the capital required.

     Farmout not withstanding, our capital requirements strained our resources and we negotiated a change in our commercial bank agreement to provide more borrowing capacity from which to meet our requirements. All of our available working capital was consumed by year end 2003 and additional amounts were borrowed after year end to meet the requirements. In March 2004, we negotiated a 90 day postponement in principal payments that would have been due pursuant to the loan agreement. We believe the postponement will allow operating cash flow to catch up and provide funds to meet debt obligations.

It should be noted that even though cash flow in 2003 was tight, we were able to reduce our outstanding debt $246,670 or 62% of the total we owed at the beginning of the year. We expect cash to be tight over the next year and any new opportunities will require finding sources of capital to pursue the opportunities.

Fourth Quarter Results

     Fourth quarter results in 2003 were adversely impacted by a provision for depreciation, depletion and amortization required by the downward adjustment of reserves and a resulting impairment writedown of approximately $203,000 related to the Company's investment in oil and gas interests. The provision was the principal cause of a net loss of ($226,506) compared to a profit of $8,404 in 2002.

     Sales volumes of natural gas were 11,316 MCF in the fourth quarter of 2003 at an average price of $4.58 versus 15,651 MCF in 2002 at an average price of $3.73. Oil volumes in the fourth quarter this year were 810 barrels at $31.74 per barrel versus 1,921 barrels at an average price of $25.91 in 2002.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Castleguard Energy, Inc.

We have audited the accompanying balance sheets of Castleguard Energy, Inc. as of December 31, 2003 and 2002 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castleguard Energy, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn

Dallas, Texas
February 13, 2004

CASTLEGUARD ENERGY INC.
BALANCE SHEETS

	December 31,
	2003	2002
Assets

Current assets:
Cash and cash equivalents	$ 9,501	$ 126,823
Accounts receivable	2,319	66,719
Total current assets	11,820	193,542

Petroleum and natural gas interests, net	1,191,324	1,476,692

Deferred debt issue costs, net	6,766	18,363

TOTAL ASSETS	$ 1,209,910	$ 1,688,597

Liabilities & Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 74,455	$ 123,539
Current portion of long-term debt	130,002	260,004
Total current liabilities	204,457	383,543

Long-term debt, less current portion	18,997	135,665
Deferred income taxes	47,042	107,434

TOTAL LIABILITIES	270,496	626,642

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized;
19,226,626 shares issued; 17,364,626 shares outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Retained earnings	10,361	132,902
	995,414	1,117,955
Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	939,414	1,061,955

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,209,910	$ 1,688,597

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.
STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002

Oil and gas sales	$ 486,894	$ 668,585

Expenses:
Lease operating expenses and taxes	87,326	131,570
Depreciation, depletion and amortization	206,293	195,578
Impairment of petroleum and natural gas interests	202,969	-
General and administrative	148,732	152,510
	645,320	479,658

Income (loss) from operations	(158,426)	188,927

Interest and financing costs	(24,508)	(37,585)

Income (loss) before income taxes	(182,934)	151,342

Provision (benefit) for income taxes	(60,393)	45,413

Net income (loss)	$ (122,541)	$ 105,929

Basic and diluted earnings (loss) per common share	$ (0.01)	$ 0.01

Weighted average number of common shares outstanding	17,364,626	17,334,018

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002
Cash Flows from Operating Activities:
Net income (loss)	$ (122,541)	$ 105,929
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	206,293	195,578
Impairment of petroleum and natural gas interests	202,969
Deferred income taxes	(60,393)	46,434
Amortization of financing costs	11,598	10,632
Issue of common shares for litigation	-	7,396
Change in assets and liabilities:
Accounts receivable	64,400	80,158
Accounts payable and accrued liabilities	(49,084)	32,344
Net cash provided by operating activities	253,242	478,471

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(228,696)	(212,886)
Proceeds from sale of petroleum and natural gas interests	104,802	-
Net cash used in investing activities	(123,894)	(212,886)

Cash Flows from Financing Activities:
Refinancing of bank debt	20,000	583,344
Payments on long-term debt	(266,670)	(822,085)
Net cash used by financing activities	(246,670)	(238,741)

Net increase (decrease) in cash and cash equivalents	(117,322)	26,844

Cash and cash equivalents, beginning of year	126,823	99,979

Cash and cash equivalents, end of year	$ 9,501	$ 126,823

Supplemental information:
Interest paid	$ 11,807	$ 27,235

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2003 and 2002

					Retained	Total
	Common Stock		Paid-in	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	(Deficit)	Equity

Balance, December 31, 2001	19,013,626	$ 19,014	$ 958,643	$ (56,000)	$ 26,973	$ 948,630

Issuance of shares to settle litigation and other	213,000	213	7,183			7,396

Net income, 2002	-	-	-	-	105,929	105,929

Balance, December 31, 2002	19,226,626	19,227	965,826	(56,000)	132,902	1,061,955

Net loss, 2003	-	-	-	-	(122,541)	(122,541)

Balance, December 31, 2003	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 10,361	$ 939,414

See accompanying notes to financial statements.

A. Nature of Business

Castleguard Energy, Inc. is an independent energy company engaged in the exploration for and the acquisition, development, exploitation and operation of crude oil and natural gas properties, and in the production of crude oil and natural gas in North America. The Company's activities are conducted principally in the states of Louisiana, Texas and Alabama. The Company's corporate offices are located in Dallas, Texas.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2003 and 2002, the Company had no such investments included in cash and cash equivalents. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC").

Property and Equipment

The Company utilizes the full cost method of accounting for oil and gas properties, which involves capitalizing all acquisitions, exploration and development costs incurred for the purpose of finding oil and gas reserves, including the costs of drilling and equipping productive wells, dry hole costs, lease acquisition costs and delay rentals. The Company also capitalizes the portion of general and administrative costs which can be directly identified with acquisition, exploration or development of oil and gas properties. Costs associated with unevaluated properties are excluded from amortization. Unevaluated property costs are transferred to evaluated property costs at such time as wells are completed on the properties, the properties are sold, or management determines these costs to have been impaired. Cost of properties, including future development, site restoration, dismantlement and abandonment costs, which have proved reserves and those which have been determined to be worthless, are depleted on the unit of production method based on proved reserves. Additionally, the capitalized costs of oil and gas properties cannot exceed the present value of the estimated net cash flow from its proved reserves, together with the lower of cost or estimated fair value of its undeveloped properties (the full cost ceiling). Transactions involving sales of reserves in place, unless extraordinarily large portions of reserves are involved, are recorded as adjustments to accumulated depreciation, depletion and amortization.

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

Earnings per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. For the years ended December 31, 2003 and 2002, the Company's potential dilutive options for common shares totaling 1,000,000 shares each year are not included in the dilutive calculation of earnings (loss) per share as the effect would be antidilutive.

Stock Options

The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. There was no pro forma effect on net income as if the Company had applied the fair value of recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation as of the years ended December 31, 2003 and 2002.

At January 1, 2002 through December 31, 2003, the Company had 1,000,000 stock options outstanding, which were fully vested and exercisable since January 1, 2002, all with an exercise price of $0.10 per share and a 10 year life, which expire on September 6, 2011.

Fair Value of Financial Instruments

The estimated fair value of accounts receivable, accounts payable and long-term debt approximate their carrying amounts due to the short maturity of their instruments. None of these instruments are held for trading purposes.

C. Petroleum and Natural Gas Interests

The following table discloses certain financial data relative to the Company's evaluated oil and gas producing activities, which at December 31, 2003 and 2002 are all located in the United States:

	2003	2002
Capitalized Costs incurred during year:
Exploration costs	$ 100,295	$ 104,770
Development costs	128,401	108,116
	$ 228,696	$ 212,886

Petroleum and natural gas interests:
Balance, beginning of year	$ 1,939,841	$ 1,726,955
Additions	228,696	212,886
Sales	(104,802)	-
Balance, end of year	$ 2,063,735	$ 1,939,841

Accumulated depletion and amortization:
Balance, beginning of year	$ 463,149	$ 267,571
Provision for depletion and amortization	206,293	195,578
Impairment	202,969	-
Balance, end of year	$ 872,411	$ 463,149

Net capitalized costs	$ 1,191,324	$ 1,476,692
Amortization and depletion per mcf	$ 2.35	$ .86

     The foregoing table includes $83,631 of additions to petroleum and natural gas interests representing amounts paid by the Company to an unrelated party pursuant to a decision by the Louisiana Conservation Commission in which the Commission reduced the Company's interest in certain sands of a Minden, Louisiana well. The decision was retroactive to the date of first production which was prior to acquisition of the Company's interest. Production was substantially before acquisition and reduced the purchase price. Accordingly, the amount refunded was treated as an addition to the purchase price and capitalized.

     The table also reflects the provision for impairment writedown of total investment in petroleum and natural gas interests pursuant to a ceiling test calculation that requires such provision when the investment exceeds estimated discounted future cash flow from reserves.

D. Related Party Transactions

In January 2001, the Company entered into an agreement with H & S Production, Inc. (a company wholly owned by the Company's Chairman, Scott Heape) to participate in a farmout agreement covering leasehold interests in the Mings Chapel Field in East Texas whereby the Company had the opportunity to participate in up to three development wells. The first and second wells were drilled, completed, and put on line in 2001. In early 2003, the Company sold for cash its interest in the Mings Chapel properties effective January 1, 2003. No gain or loss was recorded from the sale with credit reducing the Company's net investment in oil and gas properties.

Additionally, in September 2002, the Company entered into a farmout agreement with H & S Production, Inc., related to a proposed well in the Minden Louisiana field. H & S would bear all drilling costs related to the Company's interest and, after payout, would reassign one-half interest to the Company. In October 2003, the Company agreed with H&S Production to rescind the agreement and instead entered into a farmout arrangement with an unrelated party to the extent of a 1/16 interest leaving Castleguard with a 3.75% interest in the new well. The third party will reassign a 20% interest to the Company after payout.

The Company rents office space on a month-to-month basis for $500 per month from its President. The Company purchased public relations services from a director aggregating $7,200 for 2003 and reimbursed him $780.40 for out-of-pocket costs.

E. Income Taxes

The Company's provision for income taxes each year is all deferred; no income taxes have been paid during 2002 and 2003. Following is an analysis of the provision (benefit) for income taxes compared to the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations:

 2003

  2002

Computed "expected" tax expense (benefit)

$ (62,198)

$  51,456

Increase (decrease) in income tax resulting from:

   Difference in effective rate

1,805

(6,043)

   Utilization of net operating loss carryforward

          -

          -

$  (60,393)

$   45,413

The tax effects of temporary differences that give rise to significant portions of the net deferred tax liabilities at December 31, 2003 and 2002 are presented below:

  2003

  2002

Deferred tax liability (asset):

   Difference between financial and tax basis of property

$   58,240

$ 114,071

   Net operating loss carryforwards

 (11,198)

   (6,637)

   Net deferred tax liability

$    47,042

$ 107,434

At December 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $37,000 which were available to offset future federal taxable income, if any, through 2015.

F. Long-Term Debt

     In October 2003, the Company entered into a revised debt agreement with a commercial bank. The agreement provides for a $2,000,000 term note with an initial borrowing base of $322,333 which is reduced at the rate of $21,667 per month. Principal payments of $21,667 per month are due when the amounts outstanding on this note exceed the borrowing base. At December 31, 2003, the borrowing base was $278,999 and the outstanding note balance was $148,999. Interest is payable monthly at the bank's prime rate (4.0% at December 31, 2003) plus .75 percent. The note is collateralized by all of the Company's oil and gas properties. Debt covenants restrict other debt, pledge of assets, sales of assets, payment of dividends, mergers and changes in ownership.

Based on the borrowing base and debt balance at December 31, 2003, $130,002 will be due in 2004 and $18,997 in 2005.

G. Oil and Gas Reserve Information - Unaudited

     The Company's net proved oil and gas reserves at December 31, 2003 and 2002 have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective year ends.

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

     The following table sets forth an analysis of the Company's estimated quantities of proved developed oil and gas reserves (including behind-pipe reserves), all located in the United States (Mcfs represents thousand cubic feet):

	Proved Developed Reserves
	2003		2002
	Natural Gas	Oil in	Natural Gas	Oil in
	in Mcfs	Barrels	in Mcfs	Barrels
Proved producing	158,961	11,920	631,705	23,170
Proved non-producing	301,774	1,009	368,391	679
	460,735	12,929	1,000,096	23,849

Components of change in the foregoing reserves for the last two years are as follows:

	2003		2002
	Natural Gas	Oil in	Natural Gas	Oil in
	in Mcfs	Barrels	in Mcfs	Barrels
Reserves at beginning of year	1,000,096	23,849	1,329,501	10,422
Added by exploration and development	68,116	291	12,549	225
Revisions of previous reserves	(543,065)	(7,306)	(145,447)	18,445
Less production	(64,412)	(3,905)	(196,507)	(5,243)
Reserves at end of year	460,735	12,929	1,000,096	23,849

The following table presents the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the Financial Accounting Standards Board. The oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at December 31, 2003 and 2002, and has been escalated only where known and determinable price changes are provided by contracts and law. Future production and development costs are based on current costs with no escalations. Future net cash flows are the estimated future gross revenue less estimated production and ad valorem taxes, income taxes, operating expenses and capital expenditures. They do not consider business risks, or profit on investment.

	2003	2002
Future cash flows	$ 2,476,339	$ 5,268,111
Future production and development costs	(795,573)	(1,256,065)
Income taxes	(188,894)	(1,167,710)
Future net cash flows	1,491,872	2,844,336
10% annual discount	(440,753)	(974,990)
Standardized measure of discounted future net cash flows	$ 1,051,119	$ 1,869,346

The following are principal sources of change in the standardized measure of discounted future net cash flows:

	2003	2002
Standardized measure - beginning of year	$ 1,869,346	$ 1,298,847
Increases (decreases):
Sales and transfers, net of production costs	(399,568)	(537,015)
Net change in sales prices, net of production costs	(407,384)	1,219,134
Extensions and discoveries, net of future costs	16,778	22,281
Revisions of quantity estimates	(974,808)	(365,971)
Accretion of discount	274,636	175,913
Net change in income taxes	474,046	(267,894)
Changes in production rates, timing and other	198,073	324,051
Standardized measure - end of year	$ 1,051,119	$ 1,869,346

