Form 10QSB
period 2004-03-31
CASTLEGUARD ENERGY INC
filed 2004-05-13
CIK 1077924

-----------------------
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2789691 (I.R.S. Employer Identification No.)

17768 Preston Road, Dallas, Texas (Address of principal executive offices)	75252 (Zip Code)

(214) 647-2110
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

YES [X] NO [ ]

At March 31, 2004, there were 17,364,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Signature	11

PART I.

Item 1. FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of March 31, 2004, and the related statements of income, cash flows and stockholders' equity for the three month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn

Dallas, Texas
May 13, 2004

CASTLEGUARD ENERGY, INC.

BALANCE SHEETS

March 31, 2004	December 31, 2003
(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$4,838	$9,501
Accounts receivable	70,041	2,319
Total current assets	74,879	11,820

Petroleum and natural gas interests, net	1,216,151	1,191,324

Deferred debt issue costs, net	3,383	6,766

TOTAL ASSETS	$1,294,413	$1,209,910

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$67,571	$74,455
Current portion of long-term debt	216,670	130,002
Total current liabilities	284,241	204,457

Long-term debt, less current portion	12,329	18,997
Deferred income taxes	50,458	47,042

TOTAL LIABILITIES	347,028	270,496

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 19,226,626 shares issued; 17,364,626 outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Retained earnings	18,332	10,361
	1,003,385	995,414
Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	947,385	939,414

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,294,413	$1,209,910

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF INCOME
(Unaudited)

Three Months Ended March 31,
	2004	2003

Oil and gas sales	$ 77,043	$ 190.789

Expenses:
Lease operating expense and taxes	16,314	22,563
Depreciation, depletion and amortization	11,732	28,123
General and administrative	31,706	45,267
	59,752	95,953
Income from operations	17,291	94,836

Interest and financing costs	(5,903)	(7,608)

Income before income taxes	11,388	87,228

Provision for income taxes	3,417	27,000

Net income	$ 7,971	$ 60,228

Basic and diluted earnings per common share	$ .00	$ .00

Weighted average number of common shares outstanding (Thousands)	17,365	17,365

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,
	2004	2003

Cash Flows from Operating Activities:
Net income	$7,971	$60,228
Adjustments to reconcile net income to net cash
Used in operating activities:
Depreciation, depletion and amortization	11,732	28,123
Deferred income taxes	3,417	27,000
Amortization of financing costs	3,383	2,900
Change in assets and liabilities:
Accounts receivable, accounts payable and accrued liabilities	(74,604)	(135,664)
Net cash used in operating activities	(48,101)	(17,413)

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(36,562)	(27,863)
Proceeds from sale of petroleum and natural gas interests		104,802
Net cash provided by (used in) investing activities	(36,562)	76,939

Cash Flows from Financing Activities:
Proceeds from borrowings	80,000
Payments on long-term debt		(115,001)
Net cash provided by (used in) financing activities	80,000	(115,001)

Net decrease in cash and cash equivalents	(4,663)	(55,475)
Cash and cash equivalents, beginning of period	9,501	126,823
Cash and cash equivalents, end of period	$4,838	$71,348

Supplemental information:
Interest paid	$1,321	$4,708

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for year 2004 first quarter)

						Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity

Balance, December 31, 2002	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 132,902	$ 1,061,955

Net loss 2003					(122,541)	(122,541)

Balance, December 31, 2003	19,226,626	19,227	965,826	(56,000)	10,361	939,414

Net income					7,971	7,971

Balance, March 31, 2004	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 18,332	$ 947,385

See accompanying notes to financial statements.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(c)	Net Income per Weighted Average Share
Basic net income per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

(d)	Oil and Gas Sales
Petroleum and natural gas sales are recognized upon delivery to the metered point upstream of the pipeline connection.

Note 2 - Long-Term Debt

     In October 2003, the Company entered into a revised debt agreement with a commercial bank. The agreement provides for a $2,000,000 term note with an initial borrowing base of $322,333 which is reduced at the rate of $21,667 per month. Principal payments of $21,667 per month are due when the amounts outstanding on this note exceed the borrowing base. At March 31, 2004, the borrowing base was $213,998 and the outstanding note balance was $228,999. Interest is payable monthly at the bank's prime rate (4.0% at March 31, 2004) plus .75 percent. The note is collateralized by all of the Company's oil and gas properties. Debt covenants restrict other debt, pledge of assets, sales of assets, payment of dividends, mergers and changes in ownership.

     In March 2004, the Company extended until June 2004 the due date of principal payments which were required by the agreement. Payments of $21,667 a month plus interest will now be due starting in June 2004.

CASTLEGUARD ENERGY, INC

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27a of the Securities Act of 1933, as amended (the "Securities Act"), and section 21e of the Securities Exchange Act of 1934, as amended (the "exchange act"). Specifically, all statements other than statements of historical facts included in this report regarding Castleguard Energy Inc.'s financial position, business strategy and plans and objectives of management of the Company for future operations are forward- looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, price levels for oil and natural gas, concentration of oil and natural gas reserves and production, drilling risks, uncertainty of oil and gas reserves, risks associated with the development of additional revenues and with the acquisition of oil and gas properties and other energy assets, operating hazards and uninsured risks, general economic conditions, governmental regulation, changes in industry practices, marketing risks, one time events and other factors described herein ("cautionary statements"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward- looking statements. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. Reference is made to disclosure regarding "Forward-Looking Statements and Cautionary Statements" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, which is incorporated herein by reference.

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

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2004 vs. 2003

     First quarter 2004 (this year) net income declined to $7,971 ($.00 per share) from $60,228 ($.00 per share) in the first quarter of 2003 (last year) as the result of a 56% decline in natural gas volumes and a 17% decline in prices realized for sales of natural gas compared to the first quarter of 2003. Natural gas sales volumes were 9,665 mcf this year versus 21,978 mcf last year and oil production declined to 670 barrels from 1,290 barrels last year. The production declines were attributable to lower production rates from our Minden Louisiana field whose production rates started to decline in the last half of 2002 when we experiencedmechanical problems with some of the wells. Although workover of the wells was successful, the production rates continue to decline more rapidly than our original expectations.

The combination of lower production and lower prices for natural gas resulted in a 60% decline in revenues to $77,043 from $190,789 in 2003.

     Expenses followed revenues in a decline, but to lesser degrees, resulting in an 82% decline in operating income to $17,291 in 2004 from $94,836 in 2003. Interest and financing costs were less than last year from lower debt levels during the 2004 quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations for the three months of 2004 produced $26,503 in cash flow before changes in working capital. Cash was also provided by $80,000 in bank borrowings pursuant to the Company's revolving credit arrangement. The cash generated was used to satisfy obligations and to fund our share of a new well in the Minden field which was completed in late April 2004. Borrowings in the first quarter took down the maximum available from the banking arrangement. We also extended until June 2004, the due date of principal payments on the arrangement. Our ability to make reductions of the debt depends on cash flow from the new well and will likely require us to rearrange repayment terms, seek other alterations to the revolver and/or seek other sources of capital. The Board of Directors is closely monitoring the availability of revenues and considering options for capital.

Item 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

     The President/Secretary/Treasurer/Director of the Company has conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the President/ Secretary/Treasurer/Director concluded that the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company required to be filed in this quarterly report has been made known to them in a timely manner.

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

8-K filed April 19, 2004, detailing the appointment of Harvey Jury as President, Secretary and Treasurer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CASTLEGUARD ENERGY, INC.

May 13, 2004	/s/ Harvey Jury
By: Harvey Jury, Director and President

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

