Form 10QSB
period 2004-06-30
CASTLEGUARD ENERGY INC
filed 2004-08-13
CIK 1077924

-----------------------
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2789691 (I.R.S. Employer Identification No.)

17768 Preston Road, Dallas, Texas (Address of principal executive offices)	75252 (Zip Code)

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

YES [X] NO [ ]

At June 30, 2004, there were 17,364,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Signature	11

PART I.

Item 1. FINANCIAL STATEMENTS

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT

Board of Directors
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of June 30, 2004, and the related statements of income, cash flows and stockholders' equity for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board. A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards established by the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn

Dallas, Texas
August 10, 2004

CASTLEGUARD ENERGY, INC.

BALANCE SHEETS

June 30, 2004	December 31, 2003
(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$6,399	$9,501
Accounts receivable	84,804	2,319
Total current assets	91,203	11,820

Petroleum and natural gas interests, net	1,211,123	1,191,324

Deferred debt issue costs, net		6,766

TOTAL ASSETS	$1,302,326	$1,209,910

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$49,829	$74,455
Current portion of long-term debt	228,999	130,002
Total current liabilities	278,828	204,457

Long-term debt, less current portion		18,997
Deferred income taxes	60,968	47,042

TOTAL LIABILITIES	339,796	270,496

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 19,226,626 shares issued; 17,364,626 outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Retained earnings	33,477	10,361
	1,018,530	995,414
Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	962,530	939,414

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,302,326	$1,209,910

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Six months ended June 30, 2003

Oil and gas sales	$ 90,055	$ 118,586	$ 167,098	$ 309,375

Expenses:
Lease operating expense and taxes	14,101	22,626	30,414	45,188
Depreciation, depletion and amortization	12,820	18,991	24,553	47,114
General and administrative	30,411	31,099	62,116	76,367
	57,332	72,716	117,083	168,669
Income from operations	32,723	45,870	50,015	140,706

Interest and financing costs	(7,069)	(6,448)	(12,972)	(14,056)

Income before income taxes	25,654	39,422	37,043	126,650

Provision for income taxes	10,510	12,500	13,927	39,500

Net income	$ 15,144	$ 26,922	$ 23,116	$ 87,150

Basic and diluted earnings per common share	$ .00	$ .00	$ .00	$ .01

Weighted average number of common shares outstanding (Thousands)	17,365	17,365	17,365	17,365

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,
	2004	2003

Cash Flows from Operating Activities:
Net income	$23,116	$87,150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	24,553	47,114
Deferred income taxes	13,926	39,500
Amortization of financing costs	6,766	5,799
Change in assets and liabilities:
Accounts receivable, accounts payable and accrued liabilities	(107,110)	(162,010)
Net cash provided by (used in) operating activities	(38,749)	17,553

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(44,353)	(27,884)
Proceeds from sale of petroleum and natural gas interests		104,803
Net cash provided by (used in) investing activities	(44,353)	76,919

Cash Flows from Financing Activities:
Proceeds from borrowings	80,000
Payments on long-term debt		(180,002)
Net cash provided by (used in) financing activities	80,000	(180,002)

Net decrease in cash and cash equivalents	(3,102)	(85,530)
Cash and cash equivalents, beginning of period	9,501	126,823
Cash and cash equivalents, end of period	$6,399	$41,293

Supplemental information:
Interest paid	$6,207	$8,257

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for year 2004 first six months)

						Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity

Balance, December 31, 2002	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 132,902	$ 1,061,955

Net loss 2003					(122,541)	(122,541)

Balance, December 31, 2003	19,226,626	19,227	965,826	(56,000)	10,361	939,414

Net income, first six months, 2004					23,116	23,116

Balance, June 30, 2004	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 33,477	$ 962,530

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(c)	Net Income per Weighted Average Share
Basic net income per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

(d)	Oil and Gas Sales
Petroleum and natural gas sales are recognized upon delivery to the metered point upstream of the pipeline connection.

Note 2 - Long-Term Debt

     In October 2003, the Company entered into a revised debt agreement with a commercial bank. The agreement provides for a $2,000,000 term note with an initial borrowing base of $322,333 which is reduced at the rate of $21,667 per month. Principal payments of $21,667 per month are due when the amounts outstanding on this note exceed the borrowing base. At June 30, 2004, the borrowing base was less than the outstanding note balance. Interest is payable monthly at the bank's prime rate (4.0% at June 30, 2004) plus .75 percent. The note is collateralized by all of the Company's oil and gas properties. Debt covenants restrict other debt, pledge of assets, sales of assets, payment of dividends, mergers and changes in ownership.

     In March 2004 and in June 2004, the Company extended until August 2004 the due date of principal payments which were required by the agreement. Payments of $21,667 a month plus interest will now be due starting in August 2004 unless further extended.

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

RESULTS OF OPERATIONS

Three Month Periods Ended June 30, 2004 vs. 2003

     Second quarter 2004 (this year) net income fell 44% to $15,144 ($.00 per share) from $26,922 ($.00 per share) in the second quarter of 2003 (last year) as the result of a continuing decline in production volumes of natural gas (33%) and oil (37.8%) compared with last year. Natural gas sales volumes were 11,354 mcf this year versus 16,965 mcf last year and oil production declined 342 barrels to 563 barrels.

Lease operating expenses and depreciation, depletion and amortization both declined following the decline in volumes.

Six Month Periods Ended June 30, 2004 vs. 2003

     Six months net income 2004 (this year) of $23,116 was down 73% compared to last years of $87,150 as a result of the same decline in production volumes which has occurred in the Company's Minden Louisiana interests. The declining volumes drove a 46% decline in revenues.

     Gas volumes this year were 21,019 mcf down from 38,945 mcf last year.    Oil volumes decreased from 2,195 barrels in the first half of last year to 1,233 barrels this year. Prices for oil were higher this year versus last but gas prices eased slightly. Average natural gas prices were $5.90 per mcf compared to $6.22 per mcf last year; average oil prices of $30.09 per barrel last year rose to $34.94 per barrel this year.

     Operating expenses followed the down trend in production volumes and declined compared to last year. General and administrative was lower by 19% and interest cost was down 7.7% compared to last year from a combination of rates and debt balances.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations for the first six months of 2004 produced approximately $68,000 in cash flow before changes in working capital. That cash flow, combined with $80,000 in borrowings, funded our share of a new well in Minden which began production in June. Our ability to make reductions of the debt depends on cash flow from the new well and will likely require us to further rearrange repayment terms, seek other alterations to the revolver and/or seek other sources of capital. The Board of Directors is closely monitoring the availability of revenues and considering options for capital.

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

CASTLEGUARD ENERGY, INC.

August 13, 2004	/s/ Harvey Jury
By: Harvey Jury, Director and President

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

