Form 10QSB
period 2004-09-30
CASTLEGUARD ENERGY INC
filed 2004-11-12
CIK 1077924

-----------------------
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2789691 (I.R.S. Employer Identification No.)

17768 Preston Road, Dallas, Texas (Address of principal executive offices)	75252 (Zip Code)

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

YES [X] NO [ ]

At September 30, 2004, there were 17,364,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Signature

PART I.

Item 1. FINANCIAL STATEMENTS

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT

Board of Directors
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of September 30, 2004, and the related statements of income, cash flows and stockholders' equity for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Whitley Penn

Dallas, Texas
November 9, 2004

CASTLEGUARD ENERGY, INC.

BALANCE SHEETS

September 30, 2004	December 31, 2003
(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$51,603	$9,501
Accounts receivable	92,019	2,319
Total current assets	143,622	11,820

Petroleum and natural gas interests, net	1,272,863	1,191,324

Deferred debt issue costs, net		6,766

TOTAL ASSETS	$1,416,485	$1,209,910

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$121,690	$74,455
Current portion of long-term debt	90,000	130,002
Total current liabilities	211,690	204,457

Long-term debt, less current portion	119,999	18,997
Deferred income taxes	71,962	47,042

TOTAL LIABILITIES	422,651	270,496

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 19,226,626 shares issued; 17,364,626 outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Retained earnings	64,781	10,361
	1,049,834	995,414
Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	993,834	939,414

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,416,485	$1,209,910

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Nine months ended September 30, 2003

Oil and gas sales	$ 105,489	$ 99,943	$ 272,587	$ 409,319

Expenses:
Lease operating expense and taxes	15,886	22,726	46,301	67,914
Depreciation, depletion and amortization	12,768	16,679	37,321	63,782
General and administrative	28,277	31,123	90,391	107,491
	56,931	70,528	174,013	239,187
Income from operations	48,558	29,415	98,574	170,132

Interest and financing costs	3,134	5,300	16,106	19,367

Income before income taxes	45,424	24,115	82,468	150,765

Provision for income taxes	14,120	7,300	28,047	46,800

Net income	$ 31,304	$ 16,815	$ 54,421	$ 103,965

Basic and diluted earnings per common share	$ .00	$ .00	$ .00	$ .01

Weighted average number of common shares outstanding (Thousands)	17,365	17,365	17,365	17,365

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,
	2004	2003

Cash Flows from Operating Activities:
Net income	$54,421	$103,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	37,321	63,782
Deferred income taxes	24,920	46,800
Amortization of financing costs	6,766	8,699
Change in assets and liabilities:
Accounts receivable, accounts payable and accrued liabilities	(42,465)	(126,022)
Net cash provided by operating activities	80,963	97,224

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(118,861)	(49,565)
Proceeds from sale of petroleum and natural gas interests		104,803
Net cash provided by (used in) investing activities	(118,861)	55,238

Cash Flows from Financing Activities:
Proceeds from borrowings	80,000
Payments on long-term debt		(245,003)
Net cash provided by (used in) financing activities	80,000	(245,003)

Net increase (decrease) in cash and cash equivalents	42,102	(92,541)
Cash and cash equivalents, beginning of period	9,501	126,823
Cash and cash equivalents, end of period	$51,603	$34,282

Supplemental information:
Interest paid	$9,341	$10,668

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for 2004 first nine months)

						Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity

Balance, December 31, 2002	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 132,902	$ 1,061,955

Net loss 2003					(122,541)	(122,541)

Balance, December 31, 2003	19,226,626	19,227	965,826	(56,000)	10,361	939,414

Net income, first nine months, 2004					54,421	54,421

Balance, September 30, 2004	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 64,781	$ 993,834

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(c)	Net Income per Weighted Average Share
Basic net income per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

(d)	Oil and Gas Sales
Petroleum and natural gas sales are recognized upon delivery to the metered point upstream of the pipeline connection.

Note 2 - Long-Term Debt

     In October 2003, the Company entered into a revised debt agreement with a commercial bank. The agreement provides for a $2,000,000 term note with an initial borrowing base of $322,333 which is reduced at the rate of $21,667 per month. Principal payments of $21,667 per month are due when the amounts outstanding on this note exceed the borrowing base. At September 30, 2004, the borrowing base was less than the outstanding note balance. Interest is payable monthly at the bank's prime rate (4.0% at September 30, 2004) plus .75 percent. The note is collateralized by all of the Company's oil and gas properties. Debt covenants restrict other debt, pledge of assets, sales of assets, payment of dividends, mergers and changes in ownership.

     In March 2004, June 2004 and August 2004, the Company extended until October 2004 the due date of principal payments which were required by the agreement and reduced such payments to $7,500 monthly, plus interest, until December 2005, when they will increase to $10,000 monthly, plus interest.

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

RESULTS OF OPERATIONS

Three Month Periods Ended September 30, 2004 vs. 2003

     Third quarter 2004 (this year) net income rose 86% to $31,304 ($.00 per share) from $16,815 ($.00 per share) in the third quarter of 2003 (last year) as the result of higher prices for natural gas and crude oil, slightly offset by lower oil volumes. Natural gas sales volumes were 14,057 mcf this year versus 14,151 mcf last year and oil production declined 403 barrels to 497 barrels.

Total expenses declined 19% following the decline in volumes of oil, including and reflecting a continuation of management's efforts to minimize overhead costs.

Nine Month Periods Ended September 30, 2004 vs. 2003

     Nine months net income 2004 (this year) of $54,421 was 48% lower compared to last years of $103,965 as a result of lower volumes of hydrocarbons produced and sold, slightly offset by higher prices for oil.

     Gas volumes this year were 35,077 mcf down from 53,096 mcf last year.    Oil volumes declined from 3,095 barrels in the first nine months of last year to 1,730 barrels this year. Prices for oil were 24% higher this year versus last but gas prices were essentially unchanged. Average natural gas prices were $5.95 per mcf compared to $5.96 per mcf last year; average oil prices of $29.73 per barrel last year rose to $36.91 per barrel this year.

     Operating expenses followed the down trend in production volumes and declined compared to last year. General and administrative was lower by  16% and interest cost was down 17% compared to last year from a combination of rates and debt balances.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations for the first nine months of 2004 produced approximately $81,000 in cash flow after changes in working capital and another $80,000 was generated by borrowings against the Company's debt arrangement. Cash generated was used for costs of a new well and workovers of existing producing wells. The company has entered into an agreement with its lender to extend the time for principal reductions on its debt. Reductions of $7,500 per month will be made beginning October 1, 2004. Future cash flow from existing producing wells will influence the direction of future financings and any further new activities by the Company.

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

CASTLEGUARD ENERGY, INC.

November 12, 2004	/s/ Harvey Jury
By: Harvey Jury, Director and President

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

