Form 10KSB
period 2004-12-31
CASTLEGUARD ENERGY INC
filed 2005-04-14
CIK 1077924

-----------------------
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO __________

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2789691 (I.R.S. Employer Identification No.)

17768 Preston Road, Dallas, TX (Address of principal executive offices)	75252 (Zip Code)

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

[ ]

State the registrant's revenues for its most recent fiscal year: $ 363,542

The aggregate market value on March 11, 2005, of Common shares held by non-affiliates was approximately $651,167 based on the average closing bid and asked prices of the registrant's Common shares on such date, as quoted by the National Quotation Bureau.

At March 11, 2005, there were 17,364,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Signature Page		14

Appendix A	Financial Information	F-1

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

The Company's executive offices are located at 17768 Preston Road, Dallas, Texas 75252 , telephone (214) 647-2110.

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

Developments During Year 2004

     The Company was capital constrained during 2004 which limited its ability to participate in deals requiring capital investment. As a consequence, the Company only participated in the reworking of two existing producing wells located in the Minden field Louisiana. The operator has been offsetting revenues against our obligations for the workover since October, 2004, and will continue until paid in the first quarter of 2005. The offset will limit cash flow until late second quarter of 2005.

     We have successfully negotiated deferral of principal reductions due in our debt agreement with a commercial bank to defer debt reductions until July 2005 when we expect that the production from wells in which we participate will provide cash flow to allow making such reductions. See Note F of Notes to Financial Statements, in Appendix A.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

Forward-Looking Statements

    This Annual Report on Form 10-KSB includes "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Annual Report, including without limitation statements under "ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES" and "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations and capital expenditures, are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to have been correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectation ("Cautionary Statements") are disclosed below in the "Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to the Company or persons acting on its behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements

    In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report.

Nature Of The Company's Oil And Gas Business

    The Company was formed in 1988. The development of the Company's business will continue to require substantial expenditures. The Company's future financial results will depend primarily on its ability to locate hydrocarbons economically in commercial quantities, to provide drilling site and target depth recommendations resulting in profitable productive wells and on the market prices for oil and natural gas.

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

    The Company's net proved reserves, including behind-pipe reserves, but excluding proved undeveloped reserves, as estimated by independent petroleum engineers, Haas Petroleum Engineering Services, at December 31, 2004 were:

	Crude Oil (BBLS)	Natural Gas (MCF)
Proved developed producing	8,150	173,990
Proved developed non-producing	860	203,950
Total	9,010	377,940

See Note G of the Notes to Financial Statements included in Appendix A to this report for additional information on gas and oil reserves.

    At December 31, 2004, the Company owned interests in 10 gross gas wells (1.11 net), two of which are dual completions, and 3 gross oil wells (.21 net). The terms "gross" refers to the wells in which a working interest is owned, and the term "net" refers to gross wells multiplied by the percentage of Castleguard's working interest owned therein.

Castleguard participated in the workover and recompletion of two wells during 2004.

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

PART II
-------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

    The principal U.S. market in which the Company's Common Stock ($.001 par value, all of which are one class) has been traded on the Over the Counter ("OTC") Bulletin Board. The Company's common stock is quoted on the OTC Bulletin Board (Symbol: "MOAT.OB"). The following table sets forth the range of high and low closing bid prices for the Company's Common Stock on a quarterly basis since January 1, 2001 as reported by the National Quotation Bureau, Inc. (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). As of March 11, 2005, the closing bid for the Company's common stock was $.044 per share.   The foregoing and following information should not be taken as an indication of the existence of an established public trading market for the Company's Common Stock.

	Bid Prices
	2004		2003		2002
Quarter	Low	High	Low	High	Low	High
First	$.05	$.10	$.04	$.08	$.05	$.11
Second	.021	.07	.04	.06	.05	.11
Third	.015	.04	.04	.07	.04	.08
Fourth	.02	.06	.04	.08	.04	.07

Holders

    The approximate number of record holders of the Company's Common Stock as of March 11, 2005 was 53, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding as of March 11, 2005 was 17,364,626 shares, of which 11,795,213 were free trading shares.

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

Financial Review
Report of Independent Registered Public Accounting Firm
Financial Statements:
Balance Sheets
Statements of Income
Statements of Cash Flows
Statements of Stockholders' Equity
Notes to Financial Statements

All other schedules are omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------

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

ITEM 8B - OTHER INFORMATION
--------------------------------------------------------

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

The following sets forth the name, and position of each director and executive officer of the Company:

OFFICERS	AGE	CURRENT OFFICE
Scott G. Heape	55	Chairman, Director
Harvey Jury	57	President, Treasurer/Secretary, Director (Chief Executive and Financial Officer)
Benton J. Poole	53	Director

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

Harvey Jury

Mr. Jury was appointed President of the Corporation upon Mr. Honea's resignation on April 19, 2004. Mr. Jury is founder and managing director of Jury & Associates, a Dallas-based management and marketing consulting organization. Jury & Associates and its predecessors have been serving clients throughout the United States since 1970. Jury & Associates clients are active in oil and gas, commercial and residential real estate, title insurance, investment management, banking and trust services, and other financial services.

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

Board of Directors and Committee Meetings Attendance

     During the fiscal year ended December 31, 2004, the Board acted on four occasions by written unanimous consent of the Board of Directors in lieu of meeting and met one time. The Company has a Compensation Committee which has acted on stock options, but there are no other committees. The full Board functions on other matters.

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

     Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

Code of Ethics

The Board of Directors have discussed the need for a Code of Ethics and have concluded that a Code is not necessary for a company with no employees.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

    At March 11, 2005, the Company had no salaried employees, either in field operations or office and administrative activities. The Company contracts with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to perform the office and administrative activities of the Company. The Company also utilizes the services of outside consultants on a contract basis.

    As of March 11, 2005, there have been no salaries paid to any of the officers or Directors of the company. Directors have not been compensated in cash for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------

    The following table sets forth, as of March 11, 2005, information with respect to (1) any person known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (2) the shares of Common Stock beneficially owned by each officer and director of the Company, and (3) the total of the Company's Common Stock beneficially owned by the Company's officers and directors as a group. Except as noted in the footnotes, it is the belief of the Company that each stockholder listed below holds the sole voting and investment power with regard to the shares owned beneficially by such stockholder:

Name of Beneficial Owner(4)	Number of Shares Beneficially Owned	Approximate Percent of Common Stock Outstanding(1)
Scott G. Heape Dallas, Texas	2,158,166(2)	12.22

Benton J. Poole Dallas, Texas	677,200(3)	3.87

Harvey Jury Dallas, Texas	130,000	0.74

All officers and directors as a group (3 persons)	2,965,366	16.69

Bob G. Honea Dallas, Texas(5)	1,840,000(3)	10.42
(1)	Based upon 17,364,626 shares issued and outstanding as March 11, 2005, after deducting 1,862,000 shares held in the Company's treasury, and including options held by each individual.

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

(4)	The address for the officers and directors is c/o Castleguard Energy, Inc., 17768 Preston Road, Dallas, Texas, 75252.

(5)

Includes 820,000 shares held by National Tubular Products, Inc., Profit Sharing Plan & Trust, of which Mr. Honea is the principal beneficiary. Includes options to purchase 300,000 shares which are currently exercisable. The address for Mr. Honea is 4625 Greenville Avenue, Suite 202, Dallas, TX 75206.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

    The Company purchased public relations and other services during 2004 from its President, Harvey Jury, aggregating $11,040 and reimbursed Mr. Jury's out-of-pocket expenses of $259. In addition, the Company rented office space from its former President and director, Mr. Honea, aggregating $1,500 through March 2004 and reimbursed Mr. Honea's out of pocket expense of $788.

ITEM 13 - EXHIBITS

(a) Exhibits
Item

3.1(1)	Certificate of Incorporation of Castleguard Energy, Inc. incorporated by reference from the 1999 10-KSB (Exhibit 3.1).

3.2(2)	Amended and Restated By-Laws of Castleguard Energy, Inc.

10.1(3)	Farmout Agreement between H & S Production, Inc. and the Company dated September 26, 2002

10.2	Loan Agreement from Castleguard Energy, Inc as Borrower and First American Bank, SSB in Dallas as Bank dated October 28, 2003

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to our 1999 Annual report on Form 10-KSB, and incorporated herein by reference.
(2)	Previously filed as an exhibit to our 2000 Annual report on Form 10-KSB, and incorporated herein by reference.
(3)	Previously filed as an exhibit to Company's Form 8K Report filed with the SEC on October 7, 2002, and incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed by Whitley Penn for the years ended December 31, 2004 and 2003.
	2004	2003
Audit services (1)	$ 25,600	$ 24,660
Audit-related services	-	-
Tax and all other services (2)	3,100	2,876
Total Fees	$ 28,700	$ 27,536

Whitley Penn did not render professional services relating to the financial information systems design and implementation for the years ended December 31, 2004 or 2003.
__________
(1)

Audit services consist of the annual audit of our financial statements included in Form 10-KSB, quarterly reviews of our financial statements included in Form 10-QSB, as well as services related to filings made with the Securities and Exchange Commission and accounting advisory services related to financial accounting matters.

(2)	Tax services include, but are not limited to, assistance with certain tax compliance matters and various tax planning consultations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTLEGUARD ENERGY, INC.

April 14, 2005	/s/ Harvey Jury
BY: Harvey Jury, Director/President (Chief Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HARVEY JURY /s/ Harvey Jury	Director/President Secretary/Treasurer (Chief Executive and Financial Officer)	April 14, 2004

SCOTT HEAPE /s/ Scott Heape	Director	April 14, 2004

BENTON POOLE /s/ Benton Poole	Director	April 14, 2004

APPENDIX A

CASTLEGUARD ENERGY, INC.

INDEX TO FINANCIAL INFORMATION

DECEMBER 31, 2004

Financial Review	F-2

Report of Independent Registered Public Accounting Firm	F-4

Financial Statements:

Balance Sheets	F-5

Statements of Income	F-6

Statements of Cash Flows	F-7

Statements of Stockholders' Equity	F-8

Notes to Financial Statements	F-9

CASTLEGUARD ENERGY, INC.

Financial Review

     The following is a discussion and comparison of the financial condition and results of operations of the Company as of and for the twelve months ended December, 2004 ("2004") compared with the twelve months ended December, 2003 ("2003") and 2003 compared to 2002. This discussion should be read in conjunction with the Company's Financial Statements, the notes related thereto, and the other financial data included elsewhere in this Annual Report on Form 10-KSB.

Overall Operations

     Mechanical problems and rapid well decline curves have adversely affected production in the Minden Louisiana field for the last two years. Although some wells have been worked over and production increased, overall production continues to decline more rapidly than anticipated. The decline has adversely affected revenues and cash flow. In addition, last years regulatory action to retroactively reduce our share of a former producing well required a payment of $83,631 which further exacerbated our reduced cash resources. Consequently, last year we farmed out a portion of a new well drilled and this year have only participated in our share of costs to work over two wells. The production declines have resulted in a reduction of our reserves that caused an increase in our rate of depreciation, depletion and amortization (DD&A).

2004 Results of Operations Compared with 2003

     Net loss of ($3,871) ($.00 per share) for 2004 was improved from the net loss of ($122,541) (($.01) per share) in 2003, primarily because 2003 included a $203,000 impairment writedown. Otherwise, declining revenue in 2004 (25% from 2003) somewhat offset by improved commodity prices would have produced a loss in 2004 that exceeded 2003.

     Gas volumes continued to decline in 2004 to 45,054 mcf from 64,412 mcf in 2003; oil volumes declined to 2,172 barrels in 2004 from 3,905 barrels in 2003, a 44% decline. Average gas prices in 2004 were $6.18 per mcf up from $5.72 per mcf in 2003. Oil prices averaged $39.53 per barrel in 2004 compared to $30.14 per barrel in 2003.

     Operating expenses declined in step with the decline in revenue, except for DD&A whose rate increased as a result of declines in year end reserves. Interest expense was higher in 2004 than it would have been as a result of payments to royalty owners of the well where the Company's interest was reduced in 2003.

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

Reserves

The Company's net proved oil and gas reserves at January 1, 2005 compared with January 1, 2004 plus the changes for those years, as estimated by independent petroleum engineers, are set forth below.

	2004		2003
	Gas	Oil	Gas	Oil
	(MCF)	(BBL)	(MCF)	(BBL)
Reserves at beginning of year	460,735	12,929	1,000,096	23,849
Added by exploration and development	-0-	-0-	68,116	291
Revisions of previous reserves	(37,741)	(1,747)	(543,065)	(7,306)
Less production	(45,054)	(2,172)	(64,412)	(3,905)

Reserves at year end	377,940	9,010	460,735	12,929

Liquidity and Capital Resources

     Capital resources and liquidity have been strained since 2003. Our borrowing capacity with a commercial bank was revised last year to provide some relief but lower production volumes, less cash flow and our share of workover costs have combined to exceed our capacity. The operator of wells in Minden started offsetting our revenues in the fourth quarter of 2004 and will continue until we are fully paid sometime in the late first or early second quarter. As a consequence, during the fourth quarter we delayed bill paying and principal reductions on our bank obligation. In early April, 2005, we negotiated new terms on the bank debt, to bring the note current with a principal reduction of $5,000 and a revised maturity of February 1, 2006. Terms provide for principal reductions of $7,500 per month plus interest beginning July 1, 2005. Bank officials indicated a willingness to review the status again in early 2006.

Fourth Quarter Results

     Fourth quarter results were affected by the same factors as those affecting the full year, production levels continued to decline offset by improved commodity prices. Gas and oil production were down from 2003 by (12%) and (45%), respectively. Commodity prices averaged $7.03 per mcf for gas versus $4.58 per mcf in 2003 and oil averaged $47.60 per barrel versus $31.74 per barrel in 2003. But the principal reason the loss in the quarter improved in 2004 from 2003 was the absence in 2004 of an impairment writedown in 2003. DD&A provision in each year was adversely affected by lower reserves at the end of each year causing higher rates for DD&A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Castleguard Energy, Inc.

We have audited the accompanying balance sheets of Castleguard Energy, Inc. as of December 31, 2004 and 2003 and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castleguard Energy, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn

Dallas, Texas
February 15, 2005

CASTLEGUARD ENERGY, INC.
BALANCE SHEETS

	December 31,
	2004	2003
Assets

Current assets:
Cash and cash equivalents	$ 28,458	$ 9,501
Accounts receivable	54,270	2,319
Total current assets	82,728	11,820

Petroleum and natural gas interests, net	1,207,400	1,191,324

Deferred debt issue costs, net		6,766

TOTAL ASSETS	$ 1,290,128	$ 1,209,910

Liabilities & Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 93,640	$ 74,455
Current portion of long-term debt	50,000	130,002
Total current liabilities	143,640	204,457

Long-term debt, less current portion	163,999	18,997
Deferred income taxes	46,946	47,042

TOTAL LIABILITIES	354,585	270,496

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized;
19,226,626 shares issued; 17,364,626 shares outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Retained earnings	6,490	10,361
	991,543	995,414
Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	935,543	939,414

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,290,128	$ 1,209,910

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.
statements of INCOME

Year Ended December 31,
	2004	2003

Oil and gas sales	$ 363,542	$ 486,894

Expenses:
Lease operating expenses and taxes	64,821	87,326
Depreciation, depletion and amortization	160,149	206,293
Impairment of petroleum and natural gas interests	-	202,969
General and administrative	113,030	148,732
	338,000	645,320

Income (loss) from operations	25,542	(158,426)

Interest and financing costs	(26,382)	(24,508)

Loss before income taxes	(840)	(182,934)

Income tax expense (benefit)	3,031	(60,393)

Net loss	$ (3,871)	$ (122,541)

Basic and diluted loss per common share	$ (0.00)	$ (0.01)

Weighted average number of common shares outstanding	17,364,626	17,364,626

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.
statements of CASH FLOWS

Year Ended December 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$ (3,871)	$ (122,541)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	160,149	206,293
Impairment of petroleum and natural gas interests	-	202,969
Deferred income taxes	(96)	(60,393)
Amortization of financing costs	6,766	11,598
Change in assets and liabilities:
Accounts receivable	(51,951)	64,400
Accounts payable and accrued liabilities	19,185	(49,084)
Net cash provided by operating activities	130,182	253,242

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(176,225)	(228,696)
Proceeds from sale of petroleum and natural gas interests	-	104,802
Net cash used in investing activities	(176,225)	(123,894)

Cash Flows from Financing Activities:
Refinancing of bank debt	80,000	20,000
Payments on long-term debt	(15,000)	(266,670)
Net cash provided by (used in) financing activities	65,000	(246,670)

Net increase (decrease) in cash and cash equivalents	18,957	(117,322)

Cash and cash equivalents, beginning of year	9,501	126,823

Cash and cash equivalents, end of year	$ 28,458	$ 9,501

Supplemental information:
Interest paid	$ 18,145	$ 11,807

Income taxes paid	$ 3,126	$ -

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.
statements of stockholders' equity
For the Years Ended December 31, 2004 and 2003

						Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity

Balance, December 31, 2002	19,226,626	19,227	965,826	(56,000)	132,902	1,061,955

Net loss, 2003	-	-	-	-	(122,541)	(122,541)

Balance, December 31, 2003	19,226,626	19,227	965,826	(56,000)	10,361	939,414

Net loss, 2004	-	-	-	-	(3,871)	(3,871)

Balance, December 31, 2004	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 6,490	$ 935,543

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

B. Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2004 and 2003, the Company had no such investments included in cash and cash equivalents. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC").

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

Earnings per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. For the years ended December 31, 2004 and 2003, the Company's potential dilutive options for common shares totaling 1,000,000 shares each year are not included in the dilutive calculation of earnings (loss) per share as the effect would be antidilutive.

Stock Options

The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. There was no pro forma effect on net income as if the Company had applied the fair value of recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation as of the years ended December 31, 2004 and 2003.

At January 1, 2003 through December 31, 2004, the Company had 1,000,000 stock options outstanding, which were fully vested and exercisable since January 1, 2002, all with an exercise price of $0.10 per share and a 10 year life, which expire on September 6, 2011.

Fair Value of Financial Instruments

The estimated fair value of accounts receivable, accounts payable and long-term debt approximate their carrying amounts due to the short maturity of these instruments. None of these instruments are held for trading purposes.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R, "Share-Based Payment," which is a revision of SFAS 123 "Accounting for Stock Based Compensation" and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". SFAS 123R focuses primarily on share-based payments for employee services, requiring these payments to be recorded using a fair-value-based method. The use of APB 25's intrinsic value method of accounting for employee stock options has been eliminated. As a result, the fair value of stock options granted to employees in the future will be required to be expensed. The impact on the results of operations of the Company will be dependent on the number of options granted and the fair value of those options. For the Company, FASB 123R will be effective in 2006.

C. Petroleum and Natural Gas Interests

The following table discloses certain financial data relative to the Company's evaluated oil and gas producing activities, which at December 31, 2004 and 2003 are all located in the United States:

	2004	2003
Capitalized Costs incurred during year:
Exploration costs		$ 100,295
Development costs	$ 176,225	128,401
	$ 176,225	$ 228,696

Petroleum and natural gas interests:
Balance, beginning of year	$ 1,860,766	$ 1,939,841
Additions	176,225	228,696
Sales		(104,802)
Impairment		(202,969)
Balance, end of year	$ 2,036,991	$ 1,860,766

Accumulated depletion and amortization:
Balance, beginning of year	$ 669,442	$ 463,149
Provision for depletion and amortization	160,149	206,293
Balance, end of year	$ 829,591	$ 669,442

Net capitalized costs	$ 1,207,400	$ 1,191,324

Depletion and Amortization per mcf equivalent	$ 2.76	$ 2.35

D. Related Party Transactions

The Company purchased public relations and other services from its President aggregating $11,040 and $7,200 for 2004 and 2003, respectively. The Company rented office space on a month-to-month basis during 2003 and through March 2004 for $500 per month from its former President.

E. Income Taxes

The Company's provision for income taxes through 2002 was deferred; an insignificant amount of tax was paid in 2003 after loss carryforwards subject to limitations were offset by a taxable gain on the sale of Mings' Chapel properties which was not recognized for book purposes. Following is an analysis of the provision (benefit) for income taxes compared to the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations:

 2004

  2003

Computed "expected" tax expense (benefit)

$   (286)

$ (62,198)

Increase in income tax resulting from:

   Difference in effective rate

  3,317

    1,805

$   3,031

$  (60,393)

The tax effects of temporary differences that give rise to significant portions of the net deferred tax liabilities at December 31, 2004 and 2003 are presented below:

  2004

  2003

Deferred tax liability (asset):

   Difference between financial and tax basis of property

$ 115,699

$   58,240

   Net operating loss carryforwards

 (68,753)

 (11,198)

   Net deferred tax liability

$   46,946

$    47,042

At December 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $229,000, which are available to offset future federal taxable income, if any, through 2015.

F. Long-Term Debt

     The Company is party to a debt agreement with a commercial bank that provides for a $2,000,000 term note with an initial borrowing base of $322,333 which is reduced at the rate of $21,667 per month. Principal payments of $21,667 per month are due when the amounts outstanding on this note exceed the borrowing base. At December 31, 2004, the borrowing base was less than the outstanding note balance. Interest is payable monthly at the bank's prime rate (5.25% at December 31, 2004) plus .75 percent. The note is collateralized by all of the Company's oil and gas properties. Debt covenants restrict other debt, pledge of assets, sales of assets, payment of dividends, mergers and changes in ownership.

     On April 7, 2005, the Company negotiated new terms for the agreement which extends its maturity to February 1, 2006, provides for a $5,000 principal reduction immediately and further reductions of $7,500 each month beginning July 1, 2005.

G. Oil and Gas Reserve Information - Unaudited

     The Company's net proved oil and gas reserves at December 31, 2004 and 2003, have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective year ends.

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

     The following table sets forth an analysis of the Company's estimated quantities of proved developed oil and gas reserves (including behind-pipe reserves), all located in the United States (Mcfs represents thousand cubic feet):

Proved Developed Reserves
2004	2003
	Natural Gas	Oil in	Natural Gas	Oil in
	in Mcfs	Barrels	in Mcfs	Barrels
Proved producing	173,990	8,150	158,961	11,920
Proved non-producing	203,950	860	301,774	1,009
	377,940	9,010	460,735	12,929

Components of change in the foregoing reserves for the last two years are as follows:

2004	2003
	Natural Gas	Oil in	Natural Gas	Oil in
	in Mcfs	Barrels	in Mcfs	Barrels
Reserves at beginning of year	460,735	12,929	1,000,096	23,849
Added by exploration and development			68,116	291
Revisions of previous reserves	(37,741)	(1,747)	(543,065)	(7,306)
Less production	(45,054)	(2,172)	(64,412)	(3,905)
Reserves at end of year	377,940	9,010	460,735	12,929

The following table presents the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB. The oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at December 31, 2004 and 2003, and has been escalated only where known and determinable price changes are provided by contracts and law. Future production and development costs are based on current costs with no escalations. Future net cash flows are the estimated future gross revenue less estimated production and ad valorem taxes, income taxes, operating expenses and capital expenditures. They do not consider business risks, or profit on investment.

	2004	2003
Future cash flows	$ 2,729,060	$ 2,476,339
Future production and development costs	(833,410)	(795,573)
Income taxes	(171,312)	(188,894)
Future net cash flows	1,724,338	1,491,872
10% annual discount	(399,728)	(440,753)
Standardized measure of discounted future net cash flows	$ 1,324,610	$ 1,051,119

The following are principal sources of change in the standardized measure of discounted future net cash flows:

	2004	2003
Standardized measure - beginning of year	$ 1,051,119	$ 1,869,346
Increases (decreases):
Sales and transfers, net of production costs	(299,359)	(399,568)
Net change in sales prices, net of production costs	459,469	(407,384)
Extensions and discoveries, net of future costs	20,190	16,778
Revisions of quantity estimates	(134,055)	(974,808)
Accretion of discount	105,112	274,636
Net change in income taxes	(135,115)	474,046
Changes in production rates, timing and other	257,249	198,073
Standardized measure - end of year	$ 1,324,610	$ 1,051,119