Form 10QSB
period 2005-03-31
CASTLEGUARD ENERGY INC
filed 2005-05-12
CIK 1077924

-----------------------
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2789691 (I.R.S. Employer Identification No.)

17768 Preston Road, Dallas, Texas (Address of principal executive offices)	75252 (Zip Code)

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

YES [X] NO [ ]

At March 31, 2005, there were 17,364,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Signature	11

PART I.

Item 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of March 31, 2005, and the related statements of operations, cash flows and stockholders' equity for the three month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn

Dallas, Texas
May __, 2005

CASTLEGUARD ENERGY, INC.

BALANCE SHEETS

March 31, 2005	December 31, 2004
(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$17,416	$28,458
Accounts receivable	79,609	54,270
Total current assets	97,025	82,728

Petroleum and natural gas interests, net	1,197,751	1,207,400

TOTAL ASSETS	$1,294,776	$1,290,128

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$122,146	$93,640
Current portion of long-term debt	206,499	50,000
Total current liabilities	328,645	143,640

Long-term debt, less current portion	-	163,999
Deferred income taxes	41,846	46,946

TOTAL LIABILITIES	370,491	354,585

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 19,226,626 shares issued; 17,364,626 outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Retained earnings (accumulated deficit)	(4,768)	6,490
	980,285	991,543
Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	924,285	935,543

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,294,776	$1,290,128

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,
	2005	2004

Oil and gas sales	$ 59,233	$ 77,043

Expenses:
Lease operating expense and taxes	14,929	16,314
Depreciation, depletion and amortization	25,476	11,732
General and administrative	32,186	31,706
	72,591	59,752
Income (loss) from operations	(13,358)	17,291

Interest and financing costs	(3,000)	(5,903)

Income (loss) before income taxes	(16,358)	11,388

Provision (benefit) for income taxes	(5,100)	3,417

Net income (loss)	$ (11,258)	$ 7,971

Basic and diluted earnings (loss) per common share	$ .00	$ .00

Weighted average number of common shares outstanding (Thousands)	17,365	17,365

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,
	2005	2004

Cash Flows from Operating Activities:
Net income (loss)	$(11,258)	$7,971
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	25,476	11,732
Deferred income taxes	(5,100)	3,417
Amortization of financing costs	-	3,383
Change in assets and liabilities:
Accounts receivable, accounts payable and accrued liabilities	3,167	(74,604)
Net cash provided by (used in) operating activities	12,285	(48,101)

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(15,827)	(36,562)
Net cash used in investing activities	(15,827)	(36,562)

Cash Flows from Financing Activities:
Proceeds from borrowings	-	80,000
Payments on long-term debt	(7,500)
Net cash provided by (used in) financing activities	(7,500)	80,000

Net decrease in cash and cash equivalents	(11,042)	(4,663)
Cash and cash equivalents, beginning of period	28,458	9,501
Cash and cash equivalents, end of period	$17,416	$4,838

Supplemental information:
Interest paid	$-	$1,321

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for year 2005 first quarter)

					Retained
					Earnings	Total
	Common Stock		Paid-in	Treasury	(Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit)	Equity

Balance, December 31, 2003	19,226,626	19,227	965,826	(56,000)	10,361	939,414

Net loss 2004					(3,871)	(3,871)

Balance, December 31, 2004	19,226,626	19,227	965,826	(56,000)	6,490	935,543

Net loss, first quarter					(11,258)	(11,258)

Balance, March 31, 2005	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ (4,768)	$ 924,285

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(c)	Net Income (Loss) per Weighted Average Share
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

CASTLEGUARD ENERGY, INC

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27a of the Securities Act of 1933, as amended (the "Securities Act"), and section 21e of the Securities Exchange Act of 1934, as amended (the "exchange act"). Specifically, all statements other than statements of historical facts included in this report regarding Castleguard Energy Inc.'s financial position, business strategy and plans and objectives of management of the Company for future operations are forward- looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, price levels for oil and natural gas, concentration of oil and natural gas reserves and production, drilling risks, uncertainty of oil and gas reserves, risks associated with the development of additional revenues and with the acquisition of oil and gas properties and other energy assets, operating hazards and uninsured risks, general economic conditions, governmental regulation, changes in industry practices, marketing risks, one time events and other factors described herein ("cautionary statements"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward- looking statements. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. Reference is made to disclosure regarding "Forward-Looking Statements and Cautionary Statements" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, which is incorporated herein by reference.

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

RESULTS OF OPERATIONS

Overall Operations

     Mechanical problems and rapid well decline curves have adversely affected production in the Minden Louisiana Field for the last two years. Although some wells have been worked over and production increased, overall production continues to decline more rapidly than anticipated. The decline has adversely affected revenues and cash flow. In addition, a regulatory action in 2003 to retroactively reduce our share of a former producing well required a payment of $83,631 which further exacerbated our reduced cash resources. Consequently, in 2003 we farmed out a portion of a new well drilled and in 2004 only participated in our share of costs to work over two wells. The production declines have resulted in a reduction of our reserves that caused an increase in our rate of depreciation, depletion and amortization (DD&A) during 2004. Consequences of the foregoing are described in "Liquidity and Capital Resources".

CASTLEGUARD ENERGY, INC

Three Month Periods Ended March 31, 2005 vs. 2004

     First quarter 2005 (this year) loss of $11,258 ($.00 per share) is a reversal from net income of $7,971 ($.00 per share) in the first quarter of 2004 (last year). The reversal was driven by a 23% decline in natural gas volumes and a 59% decline in oil volumes from 2004, offset by improved prices for both commodities. Natural gas sales volumes were 7,480 mcf this year versus 9,665 mcf last year and crude oil production declined to 274 barrels from 670 barrels last year. The production declines were attributable to lower production rates from our Minden Louisiana field whose production rates started to decline in the last half of 2002 when we experienced mechanical problems with some of the wells. Although workover of the wells was successful, the production rates continue to decline more rapidly than our original expectations.

The combination of lower production and higher prices for natural gas and crude oil resulted in a 23% decline in revenues to $59,233 from $77,043 in 2004.

     Expenses were largely stable from quarter to quarter but depreciation, depletion and amortization (DD&A) were up 117% from applying the rates effective in 2004 which were higher as the result of lower year-end reserves.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources and liquidity have been strained since 2003. Our borrowing arrangement with a commercial bank was revised in 2003 to provide some relief but lower production volumes, less cash flow and our share of workover costs have combined to exceed our cash inflows. The operator of wells in Minden started offsetting our revenues in the fourth quarter of 2004 and will continue until we have fully paid our obligation sometime during the second quarter of 2005. As a consequence, during the fourth quarter we started delaying bill paying and principal reductions on our bank obligation. In early April 2005, we negotiated new terms on the bank debt, to bring the note current with a principal reduction of $5,000 and a revised maturity of February 1, 2006. Terms provide for principal reductions of $7,500 per month plus interest beginning July 1, 2005. Bank officials indicated a willingness to review the status again in early 2006.

     The effect of the foregoing is that cash resources are strained and it will take a few months to pay past due bills from vendors. During that time and into the future, little if any capital is available for any new projects or significant workovers of existing wells. The Board of Directors is assessing the future direction of the Company.

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

CASTLEGUARD ENERGY, INC

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

CASTLEGUARD ENERGY, INC.

May 12 , 2005	/s/ Harvey Jury
By: Harvey Jury, Director and President

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

