Form 10QSB
period 2005-06-30
CASTLEGUARD ENERGY INC
filed 2005-08-12
CIK 1077924

-----------------------
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2789691 (I.R.S. Employer Identification No.)

17768 Preston Road, Dallas, Texas (Address of principal executive offices)	75252 (Zip Code)

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

YES [X] NO [ ]

At June 30, 2005, there were 17,364,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Signature	12

PART I.

Item 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of June 30, 2005, and the related statements of operations, cash flows and stockholders' equity for the three month and six month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Whitley Penn

Dallas, Texas
August 10, 2005

CASTLEGUARD ENERGY, INC.

BALANCE SHEETS

June 30, 2005	December 31, 2004
(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$34,779	$28,458
Accounts receivable	123,816	54,270
Total current assets	158,595	82,728

Petroleum and natural gas interests, net	1,127,721	1,207,400

TOTAL ASSETS	$1,286,316	$1,290,128

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$23,214	$22,503
Joint interest billings payable to operator	106,789	71,137
Current portion of long-term debt	203,499	50,000
Total current liabilities	333,502	143,640

Long-term debt, less current portion	-	163,999
Deferred income taxes	37,946	46,946

TOTAL LIABILITIES	369,448	354,585

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 19,226,626 shares issued; 17,364,626 outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Retained earnings (accumulated deficit)	(12,185)	6,490
	972,868	991,543
Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	916,868	935,543

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,286,316	$1,290,128

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2005	Three months ended June 30, 2004	Six months ended June 30, 2005	Six months ended June 30, 2004

Oil and gas sales	$ 51,981	$ 90,055	$ 111,214	$ 167,098

Expenses:
Lease operating expense and taxes	19,648	14,101	34,577	30,414
Depreciation, depletion and amortization	19,040	12,820	44,516	24,553
General and administrative	21,121	30,411	53,307	62,116
	59,809	57,332	132,400	117,083
Income (loss) from operations	(7,828)	32,723	(21,186)	50,015

Interest and financing costs	(3,489)	(7,069)	(6,489)	(12,972)

Income (loss) before income taxes	(11,317)	25,654	(27,675)	37,043

Provision for income taxes	(3,900)	10,510	(9,000)	13,927

Net income (loss)	$ (7,417)	$ 15,144	$ (18,675)	$ 23,116

Basic and diluted earnings per common share	$ (.00)	$ .00	$ (.00)	$ .00

Weighted average number of common shares outstanding (Thousands)	17,365	17,365	17,365	17,365

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,
	2005	2004

Cash Flows from Operating Activities:
Net income (loss)	$(18,675)	$23,116
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	44,516	24,553
Deferred income taxes	(9,000)	13,926
Amortization of financing costs	-	6,766
Change in assets and liabilities:
Accounts receivable, accounts payable and accrued liabilities	(33,184)	(107,110)
Net cash provided by (used in) operating activities	(16,343)	(38,749)

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(37,386)	(44,353)
Proceeds from sale of petroleum and natural gas interests	72,550	-
Net cash from (used in) investing activities	35,164	(44,353)

Cash Flows from Financing Activities:
Proceeds from borrowings	-	80,000
Payments on long-term debt	(12,500)	-
Net cash provided by (used in) financing activities	(12,500)	80,000

Net increase (decrease) in cash and cash equivalents	6,321	(3,102)
Cash and cash equivalents, beginning of period	28,458	9,501
Cash and cash equivalents, end of period	$34,779	$6,399

Supplemental information:
Interest paid	$5,489	$6,207

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for year 2005 first half)

					Retained
					Earnings	Total
	Common Stock		Paid-in	Treasury	(Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit)	Equity

Balance, December 31, 2003	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 10,361	$ 939,414

Net loss 2004					(3,871)	(3,871)

Balance, December 31, 2004	19,226,626	19,227	965,826	(56,000)	6,490	935,543

Net loss, first six months					(18,675)	(18,675)

Balance, June 30, 2005	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ (12,185)	$ 916,868

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(c)	Net Income (Loss) per Weighted Average Share
Basic net income (loss) per weighted average share is calculated using the weighted average number of shares of common stock outstanding.

(d)	Oil and Gas Sales
Petroleum and natural gas sales are recognized upon delivery to the metered point upstream of the pipeline connection.

(e)	Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

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

RESULTS OF OPERATIONS

Overall Operations

     Mechanical problems and rapid well decline curves have adversely affected production in the Minden Louisiana Field for the last two years. Although some wells have been worked over and production increased, overall production continues to decline more rapidly than anticipated. The decline has adversely affected revenues and cash flow and continued through the second quarter of 2005. In addition, a regulatory action in 2003 to retroactively reduce our share of a former producing well required a payment of $83,631 which further exacerbated our reduced cash resources. Consequently, in 2003 we farmed out a portion of a new well drilled and in 2004 only participated in our share of costs to work over two wells. The production declines have resulted in a reduction of our reserves that caused an increase in our rate of depreciation, depletion and amortization (DD&A) during 2004. Consequences of the foregoing are described in "Liquidity and Capital Resources".

Three Month Periods Ended June 30, 2005 vs. 2004

     Second quarter 2005 (this year) loss of ($7,417) ($.00 per share) continued the trend of the first quarter, down from a small profit in 2004 of $15,144 ($.00 per share). Declines in production quantities coupled with slight increases in prices were the principal drivers of a 42% decline in revenues. The revenue decline plus higher lease operating costs and higher DD&A combined to produce an operating loss for the quarter.

     Natural gas volumes declined 50.3% from 2004, 5,641 mcf versus 11,354 mcf last year; oil volumes were 399 barrels down from 563 barrels last year. The production declines continued the down trend from the Minden Louisiana field which started in 2003. Higher lease operating costs, higher DD&A rates and slightly lower general and administrative expenses combined for a 4.3% increase in expenses. Interest and financing costs were slightly lower due to lower debt levels and the completion of amortization of financing costs.

     Expenses were largely stable from quarter to quarter but depreciation, depletion and amortization DD&A was up 117% from applying the rates effective in 2004 which were higher as the result of lower year-end reserves.

Six Month Periods Ended June 30, 2005 vs. 2004

The same factors that impacted the second quarter were responsible for the six month results compared to last year.

     Revenues declined from lower production rates and operating costs were higher due to higher DD&A rates. The combination caused a loss of ($18,675) ($.00 per share) for the six months ended June 2005 versus a profit of $23,116 ($.00 per share) last year.

     Volumes of gas sold this year were 13,480 mcf down from 21,019 mcf last year.    Oil sales were 622 barrels this year down from 1,233 barrels last year. Prices for natural gas sales averaged $6.35 per mcf, up from $5.90 per mcf last year; oil prices averaged $41.12 per barrel this year versus $34.94 per barrel last year.

As in the second quarter, interest and financing costs was down from last year because financing costs have been fully amortized.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources and liquidity have been strained since 2003. Our borrowing arrangement with a commercial bank was revised in 2003 to provide some relief but lower production volumes, less cash flow and our share of workover costs have combined to exceed our cash inflows. The operator of wells in Minden started offsetting our revenues in the fourth quarter of 2004 and will continue until we have fully paid our obligation which will be sometime after the end of the second quarter of 2005. As a consequence, during the fourth quarter we started delaying bill paying and principal reductions on our bank obligation. In early April 2005, we negotiated new terms on the bank debt, to bring the note current with a principal reduction of $5,000 and a revised maturity of February 1, 2006. Terms provide for principal reductions of $7,500 per month plus interest beginning July 1, 2005. Bank officials indicated a willingness to review the status again in early 2006.

     To partially alleviate the cash shortage, the Board of Directors approved the sale of the Company's interest in the Cedar Creek, Alabama property and the sale was closed during the second quarter. Proceeds from the sale were used to pay past due bills from vendors.

     The effect of the foregoing is that cash resources continue to be strained and are expected to remain that way for the foreseeable future. As a consequence, little if any capital is available for any new projects or significant workovers of existing wells. The Board of Directors continues to explore options for the future direction of the Company.

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

CASTLEGUARD ENERGY, INC.

August 12, 2005	/s/ Harvey Jury
By: Harvey Jury, Director and President

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-13-