Form 10QSB
period 2005-09-30
CASTLEGUARD ENERGY INC
filed 2005-11-14
CIK 1077924

-----------------------
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2789691 (I.R.S. Employer Identification No.)

17768 Preston Road, Dallas, Texas (Address of principal executive offices)	75252 (Zip Code)

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

YES [X] NO [ ]

At September 30, 2005, there were 17,364,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Signature	12

PART I.

Item 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of  September 30, 2005, and the related statements of operations, cash flows and stockholders' equity for the three month and nine month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Whitley Penn

Dallas, Texas
November 14, 2005

CASTLEGUARD ENERGY, INC.

BALANCE SHEETS

September 30, 2005	December 31, 2004
(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$11,272	$28,458
Accounts receivable	29,150	54,270
Total current assets	40,422	82,728

Petroleum and natural gas interests, net	1,167,693	1,207,400

TOTAL ASSETS	$1,208,115	$1,290,128

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$23,945	$22,503
Joint interest billings payable to operator	52,885	71,137
Current portion of long-term debt	186,499	50,000
Total current liabilities	263,329	143,640

Long-term debt, less current portion	-	163,999
Deferred income taxes	36,669	46,946

TOTAL LIABILITIES	299,998	354,585

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 19,226,626 shares issued; 17,364,626 outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Retained earnings (accumulated deficit)	(20,936)	6,490
	964,117	991,543
Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	908,117	935,543

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,208,115	$1,290,128

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2005	Three months ended September 30, 2004	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004

Oil and gas sales	$ 44,475	$ 105,489	$ 155,690	$ 272,587

Expenses:
Lease operating expense and taxes	12,344	15,886	46,921	46,301
Depreciation, depletion and amortization	18,804	12,768	63,320	37,321
General and administrative	24,179	28,277	77,485	90,391
	55,327	56,931	187,726	174,013
Income (loss) from operations	(10,852)	48,558	(32,036)	98,574

Interest and financing costs	(651)	(3,134)	(7,140)	(16,106)

Income (loss) before income taxes	(11,503)	45,424	(39,176)	82,468

Provision (benefit) for income taxes	(2,750)	14,120	(11,750)	28,047

Net income (loss)	$ (8,753)	$ 31,304	$ (27,426)	$ 54,421

Basic and diluted earnings (loss) per common share	$ (.00)	$ .00	$ (.00)	$ .00

Weighted average number of common shares outstanding (Thousands)	17,365	17,365	17,365	17,365

See accompanying notes to financial statements.

CASTLEGUARD ENERGY INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,
	2005	2004

Cash Flows from Operating Activities:
Net income (loss)	$(27,426)	$54,421
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	63,320	37,321
Deferred income taxes	(11,750)	24,920
Amortization of financing costs	-	6,766
Change in assets and liabilities:
Accounts receivable, accounts payable, accrued liabilities, and joint interest billings payable to operator	9,783	(42,465)
Net cash provided by operating activities	33,927	80,963

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(96,163)	(118,861)
Proceeds from sale of petroleum and natural gas interests	72,550
Net cash used in investing activities	(23,613)	(118,861)

Cash Flows from Financing Activities:
Proceeds from borrowings	-	80,000
Payments on long-term debt	(27,500)	-
Net cash provided by (used in) financing activities	(27,500)	80,000

Net increase (decrease) in cash and cash equivalents	(17,186)	42,102
Cash and cash equivalents, beginning of period	28,458	9,501
Cash and cash equivalents, end of period	$11,272	$51,603

Supplemental information:
Interest paid	$7,140	$9,341

Income taxes paid	$1,473	-

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for year 2005 first nine months)

					Retained
					Earnings	Total
	Common Stock		Paid-in	Treasury	(Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit)	Equity

Balance, December 31, 2003	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 10,361	$ 939,414

Net loss 2004					(3,871)	(3,871)

Balance, December 31, 2004	19,226,626	19,227	965,826	(56,000)	6,490	935,543

Net loss, first Nine Months					(27,426)	(27,426)

Balance, September 30, 2005	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ (20,936)	$ 908,117

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended  September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

RESULTS OF OPERATIONS

Overall Operations

     Mechanical problems and rapid well decline curves have adversely affected production in the Minden Louisiana Field for the last two years. Although some wells have been worked over and production increased, overall production continues to decline more rapidly than anticipated. The decline has adversely affected revenues and cash flow and continued through the third quarter of 2005. In addition, a regulatory action in 2003 to retroactively reduce our share of a former producing well required a payment of $83,631 which further exacerbated our reduced cash resources. Consequently, in 2003 we farmed out a portion of a new well drilled and in 2004 only participated in our share of costs to work over two wells. The production declines have resulted in a reduction of our reserves that caused an increase in our rate of depreciation, depletion and amortization (DD&A) during 2005. Consequences of the foregoing are described in "Liquidity and Capital Resources".

To address mechanical problems and declining production, the operator commenced workovers of two wells during the third quarter which further reduced production.

Three Month Periods Ended September 30, 2005 vs. 2004

     A loss of ($8,753), declining from a profit of $31,304 last year was the result of declining production caused by mechanical problems and the related workovers. Gas production declined to 4,387 mcf from 14,057 mcf and oil production declined to 149 barrels from 497 barrels last year. Prices during the quarter improved for gas from $5.78 per mcf last year to $7.78 per mcf this year which helped offset part of the declines in production. Revenues for the quarter declined 57.8% from last year to $44,475 this year.

Total expenses were largely unchanged from last year and interest declined in the quarter from lower debt levels and adjustment for interest actually paid.

Nine Month Periods Ended September 30, 2005 vs. 2004

The same factors that impacted the third quarter were responsible for the nine month results compared to last year.

     Revenues declined from lower production rates and operating costs were higher due to higher DD&A rates. The combination caused a loss of ($27,426) ($.00 per share) for the nine months ended  September 30, 2005 versus a profit of $54,421 ($.00 per share) last year.

     Volumes of gas sold this year were 17,867 mcf down from 35,077 mcf last year.    Oil sales were 771 barrels this year down from 1,730 barrels last year. Prices for natural gas sales averaged $6.70 per mcf, up from $5.95 per mcf last year; oil prices averaged $46.62 per barrel this year versus $36.91 per barrel last year.

As in the third quarter, interest and financing costs were down from last year because financing costs have been fully amortized and debt levels were lower.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources and liquidity have been strained since 2003. Our borrowing arrangement with a commercial bank was revised in 2003 to provide some relief but lower production volumes, less cash flow and our share of workover costs have combined to exceed our cash inflows. The operator of wells in Minden started offsetting our revenues in the fourth quarter of 2004 and continued until we fully paid our obligation during the third quarter of 2005. As a consequence, during the fourth quarter of 2004 we started delaying bill paying and principal reductions on our bank obligation. In early April 2005, we negotiated new terms on the bank debt, to bring the note current with a principal reduction of $5,000 and a revised maturity of February 1, 2006. Terms provide for principal reductions of $7,500 per month plus interest beginning July 1, 2005. Bank officials indicated a willingness to review the status again in early 2006.

     To partially alleviate the cash shortage, the Board of Directors approved the sale of the Company's interest in the Cedar Creek, Alabama property and the sale was closed during the second quarter. Proceeds from the sale were used to pay past due bills from vendors.

     Although we paid amounts due the operator in the third quarter, new billings for the well workovers exceeded our ability to pay, so the operator is once again holding our revenues until the balance is paid.

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

Part II. Other Information

Item 1. Legal Proceedings
Not Applicable

Item 2. Unregistered Sales of Securities and Use of Proceeds
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

CASTLEGUARD ENERGY, INC.

November 14, 2005	/s/ Harvey Jury
By: Harvey Jury, Director and President

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-13-