Form 10-K
period 2005-12-31
CASTLEGUARD ENERGY INC
filed 2006-04-13
CIK 1077924

-----------------------

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO __________

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2789691 (I.R.S. Employer Identification No.)

17768 Preston Road, Dallas, TX (Address of principal executive offices)	75252 (Zip Code)

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

[ ]

State the registrant's revenues for its most recent fiscal year: $ 214,212

The aggregate market value on March 8, 2006, of Common shares held by non-affiliates was approximately $591,970 based on the average closing bid and asked prices of the registrant's Common shares on such date, as quoted by the National Quotation Bureau.

At March 8, 2006, there were 17,364,626 Common shares outstanding.
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

Developments During Year 2005

     The Company continued to be capital constrained during 2005 which limited its ability to participate in deals requiring capital investment. As a consequence, the Company only participated in the reworking of two existing producing wells located in the Minden field Louisiana. The operator has been offsetting revenues against our obligations for the workover since October in 2004, and will continue until paid in the third quarter of 2006. The offset will limit cash flow until that time.

During 2005 the Company sold its interests in Alabama to Midroc Operating, the operator. The proceeds were used to reduce debt and pay creditors.

     We have successfully negotiated deferral of principal reductions due from our debt agreement with a commercial bank until June 1, 2006, when we expect that the production from wells in which we participate will provide cash flow to allow making such reductions .

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

ITEM 2 - DESCRIPTION OF PROPERTY
--------------------------------

    The Company's properties principally consist of working interests in developed oil and gas properties in Louisiana and Texas. Developed properties are those on which sufficient wells have been drilled to economically recover the estimated reserves calculated for the property.

    The Company's net proved reserves, including behind-pipe reserves, but excluding proved undeveloped reserves, as estimated by independent petroleum engineers, Haas Petroleum Engineering Services, at December 31, 2005 were:

	Crude Oil (BBLS)	Natural Gas (MCF)
Proved developed producing	1,800	126,430
Proved developed non-producing	350	112,330
Total	2,150	238,760

We have not filed any estimates of total proved net oil or gas reserves with, or included such information in reports to, any federal authority or agency other than the Securities and Exchange Commission on this Form 10-KSB.

See Note H of the Notes to Financial Statements included in Appendix A to this report for additional information on gas and oil reserves.

    At December 31, 2005, the Company owned interests in 8 gross gas wells (1.13 net), 1 of which is a dual completion. The terms "gross" refers to the wells in which a working interest is owned, and the term "net" refers to gross wells multiplied by the percentage of Castleguard's working interest owned therein.

Castleguard participated in the workover and recompletion of two wells during 2005.

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

PART II
-------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

    The principal U.S. market in which the Company's Common Stock ($.001 par value, all of which are one class) has been traded on the Over the Counter ("OTC") Bulletin Board. The Company's common stock is quoted on the OTC Bulletin Board (Symbol: "MOAT.OB"). The following table sets forth the range of high and low closing bid prices for the Company's Common Stock on a quarterly basis since January 1, 2002 as reported by the National Quotation Bureau, Inc. (which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions). As of March 8, 2006, the closing bid for the Company's common stock was $.04 per share.   The foregoing and following information should not be taken as an indication of the existence of an established public trading market for the Company's Common Stock.

	Bid Prices
	2005		2004		2003
Quarter	Low	High	Low	High	Low	High
First	$.03	$.05	$.05	$.10	$.04	$.08
Second	.02	.04	.021	.07	.04	.06
Third	.02	.04	.015	.04	.04	.07
Fourth	.01	.03	.02	.06	.04	.08

Holders

    The approximate number of record holders of the Company's Common Stock as of March 8, 2006 was 50, inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder). The aggregate number of shares of Common Stock outstanding as of March 8, 2006 was 17,364,626 shares, of which 13,909,030 were free trading shares.

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
Statements of Operations
Statements of Cash Flows
Statements of Stockholders' Equity
Notes to Financial Statements

All other schedules are omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A - CONTROLS AND PROCEDURES
--------------------------------------------------------

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of the end of the 2005 fiscal year. This evaluation ("Controls Evaluation") was done by the President (Chief Executive Officer) and Chief Financial Officer.

Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Castleguard have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO has concluded that, subject to the limitations noted above, the Disclosure Controls are effective in providing reasonable assurance that material information relating to Castleguard is made known to management on a timely basis during the period when our periodic reports are being prepared.

Changes in Internal Controls

Internal control over financial reporting is a framework incorporating processes designed to assure that transactions are booked properly initially and find their way to the appropriate place on the company's financial statements. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting..

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

The following sets forth the name, and position of each director and executive officer of the Company:

OFFICERS	AGE	CURRENT OFFICE
Scott G. Heape	55	Chairman, Director
Harvey Jury	58	President, Treasurer/Secretary, Director (Chief Executive and Financial Officer)
Benton J. Poole	53	Director

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

Board of Directors and Committee Meetings Attendance

     During the fiscal year ended December 31, 2005, the Board acted on 3 occasions by written unanimous consent of the Board of Directors in lieu of meeting and met twice. The Company has a Compensation Committee which has acted on stock options, but there are no other committees. The full Board functions on other matters.

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

     Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were complied with.

Code of Ethics

The Board of Directors have discussed the need for a Code of Ethics and have concluded that a Code is not necessary for a company with no employees.

ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

    At March 8, 2006, the Company had no salaried employees, either in field operations or office and administrative activities. The Company contracts with other parties, including officers, directors, principal stockholders or other affiliates of the Company, to perform the office and administrative activities of the Company. The Company also utilizes the services of outside consultants on a contract basis.

    As of March 8, 2006, there have been no salaries paid to any of the officers or Directors of the company. Directors have not been compensated in cash for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------

    The following table sets forth, as of March 8, 2006, information with respect to (1) any person known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, (2) the shares of Common Stock beneficially owned by each officer and director of the Company, and (3) the total of the Company's Common Stock beneficially owned by the Company's officers and directors as a group. Except as noted in the footnotes, it is the belief of the Company that each stockholder listed below holds the sole voting and investment power with regard to the shares owned beneficially by such stockholder:

Name of Beneficial Owner(4)	Number of Shares Beneficially Owned	Approximate Percent of Common Stock Outstanding(1)
Scott G. Heape Dallas, Texas	2,158,166(2)	12.22

Benton J. Poole Dallas, Texas	677,200(3)	3.87

Harvey Jury Dallas, Texas	130,000	0.74

All officers and directors as a group (3 persons)	2,965,366	16.69

Bob G. Honea Dallas, Texas(5)	1,840,000(3)	10.42
(1)	Based upon 17,364,626 shares issued and outstanding as March 8, 2006 after deducting 1,862,000 shares held in the Company's treasury, and including options held by each individual.

(2)

Includes shares owed by H&S Production, Inc. Which Mr. Heape owns 100% and shares held by H&S Production, Inc. Pension Trust. Includes options to purchase 300,000 shares which are currently exercisable.

12

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

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The Company purchased public relations and other services from its President aggregating $17,022 and $11,040 for 2005 and 2004, respectively.

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

______________________
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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
--------------------------------------------------------

The following table sets forth the amount of audit fees, audit-related fees, tax fees and all other fees billed by Whitley Penn LLP for the years ended December 31, 2005 and 2004.
	2005	2004
Audit services (1)	$ 26,300	$ 25,600
Audit-related services	-	-
Tax and all other services (2)	3,950	3,100
Total Fees	$ 30,250	$ 28,700

Whitley Penn LLP did not render professional services relating to the financial information systems design and implementation for the years ended December 31, 2005 or 2004.
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

CASTLEGUARD ENERGY, INC.

April 12, 2006	/s/ Harvey Jury
By: Harvey Jury, Director/President (Chief Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

HARVEY JURY /s/ Harvey Jury	Director/President Secretary/Treasurer (Chief Executive and Financial Officer)	April 12, 2006

SCOTT HEAPE /s/ Scott Heape	Director	April 12, 2006

BENTON POOLE /s/ Benton Pools	Director	April 12, 2006
14

APPENDIX A

CASTLEGUARD ENERGY, INC.

INDEX TO FINANCIAL INFORMATION

DECEMBER 31, 2005

Financial Review	F-2

Report of Independent Registered Public Accounting Firm	F-4

Financial Statements:

Balance Sheets	F-5

Statements of Operations	F-6

Statements of Cash Flows	F-7

Statements of Stockholders' Equity	F-8

Notes to Financial Statements	F-9

CASTLEGUARD ENERGY, INC.

Financial Review

     The following is a discussion and comparison of the financial condition and results of operations of the Company as of and for the twelve months ended December 31, 2005 ("2005") compared with the twelve months ended December 31, 2004 ("2004") and 2004 compared to 2003. This discussion should be read in conjunction with the Company's Financial Statements, the notes related thereto, and the other financial data included elsewhere in this Annual Report on Form 10-KSB.

Overall Operations

     Mechanical problems and rapid well decline curves have adversely affected production in the Minden Louisiana Field for the last three years. Although some wells have been worked over and production increased, overall production continues to decline more rapidly than anticipated. The decline has adversely affected revenues and cash flow and continued throughout 2005. In addition, a regulatory action in 2003 to retroactively reduce our share of a former producing well required a payment of $83,631 which further exacerbated our reduced cash resources. Consequently, in 2003 we farmed out a portion of a new well drilled and in 2004 and 2005 only participated in our share of costs to work over two wells each year. The production declines have resulted in a reduction of our reserves that caused an increase in our rate of depreciation, depletion and amortization (DD&A) during 2004 and 2005. Consequences of the foregoing are described in "Liquidity and Capital Resources".

2005 Results of Operations Compared with 2004

Net loss of ($73,736) ($.00 per share) for 2005 was greater than the net loss of ($3,871) ($.00 per share) in 2004, primarily because of a decline in production mitigated by higher prices.

     Gas volumes continued to decline in 2005 to 23,517 mcf from 45,054 mcf in 2004, a 48% decline; oil volumes declined to 903 barrels in 2005 from 2,172 barrels in 2004, a 58% decline. Both declines reflected the declines in Minden plus the 2005 sale of our Cedar Creek Alabama properties which were oil producing. Average gas prices in 2005 were $7.20 per mcf largely up from $6.18 per mcf in 2004. Oil prices averaged $49.51 per barrel in 2005 compared to $39.53 per barrel in 2004.

     Operating expenses in 2005 were slightly lower in 2005 than 2004, reflecting lower production and the Cedar Creek sale. The rate of DD&A increased in 2005 attributable to lower reserves, but the total charges for DD&A declined 14% from 2004 as the result of nearly 50% lower production in 2005 versus 2004. General and administrative expense declined 15% in 2005 compared to 2004, reflecting continued emphasis on cost control. Interest expense declined 46% in 2005 from 2004 reflecting lower debt levels, expiration of the amortization of financing costs in 2004 and higher interest rates.

2004 Results of Operations Compared with 2003

     Net loss of ($3.871) ($.00 per share) for 2004 was improved from the net loss of ($122,541) (($.01) per share) in 2003, primarily because 2003 included a $203,000 impairment writedown. Otherwise, declining revenue in 2004 (25% from 2003) somewhat offset by improved commodity prices would have produced a loss in 2004 that exceeded 2003.

     Gas volumes continued to decline in 2004 to 45,054 mcf from 64,412 mcf in 2003; oil volumes declined to 2,172 barrels in 2004 from 3,905 barrels in 2003, a 44% decline. Average gas prices in 2004 were $6.18 per mcf up from $5.72 per mcf in 2003. Oil prices averaged $39.53 per barrel in 2004 compared to $30.14 per barrel in 2003.

     Operating expenses declined in step with the decline in revenue, except for DD&A whose rate increased as a result of declines in year end revenues. Interest expense was higher in 2004 than it would have been as a result of payments to royalty owners of the well where Company interest was reduced in 2003.

Reserves

     The Company's net proved oil and gas reserves at January 1, 2006 compared with January 1, 2005 plus the changes for years 2005 and 2004, as estimated by independent petroleum engineers, are set forth below.

	2005		2004
	Gas	Oil	Gas	Oil
	(MCF)	(BBL)	(MCF)	(BBL)
Reserves at beginning of year	377,940	9,010	460,735	12,929
Added by exploration and development	-	-	-	-
Revisions of previous reserves	(115,583)	(3,527)	(37,741)	(1,747)
Reserves for sold properties	(80)	(2,430)	-	-
Less production	(23,517)	(903)	(45,054)	(2,172)

Reserves at year end	238,760	2,150	377,940	9,010

Liquidity and Capital Resources

     Capital resources and liquidity have been strained since 2003. Our borrowing arrangement with a commercial bank was revised in 2003 to provide some relief but lower production volumes, less cash flow and our share of workover costs have combined to exceed our cash inflows. The operator of wells in Minden started offsetting our revenues in the fourth quarter of 2004 and continued to today. As a consequence, during the fourth quarter of 2004 we started delaying bill paying and principal reductions on our bank obligation. In early April 2005, we negotiated new terms on the bank debt, to bring the note current with a principal reduction of $5,000 and a revised maturity of February 1, 2006. Terms provide for principal reductions of $7,500 per month plus interest beginning July 1, 2005. On April 4, 2006 the bank agreed to extend the maturity to May 31, 2006, and eliminate monthly reduction for October, 2005 through January, 2006 and reduce the borrowing base to $182,423, the current balance due.

     To partially alleviate the cash shortage, the Board of Directors approved the sale of the Company's interest in the Cedar Creek, Alabama property and the sale was closed during the second quarter. Proceeds from the sale were used to pay past due bills from vendors.

     Although we paid amounts due the operator in the third quarter, new billings for the well workovers exceeded our ability to pay, so the operator is still holding our revenues until the balance is paid.

     The effect of the foregoing is that cash resources continue to be strained and are expected to remain that way for the foreseeable future. As a consequence, little if any capital is available for any new projects or significant workovers of existing wells. The Board of Directors continues to explore options for the future direction of the Company.

Fourth Quarter Results

     Fourth quarter results were a reflection of the same factors as those that affected the full year, production levels were lower and commodity prices were higher. Gas and oil production declined from 2004 by (43%) and (70%), respectively. Commodity prices averaged $8.77 per mcf for gas versus $7.03 per mcf in 2004 and oil averaged $66.39 per barrel versus $47.60 per barrel in 2004. DD&A provisions in both years were adversely affected by lower reserves at the end of each year causing higher rates for DD&A.

     Overall results were improved in 2005 from 2004 but still an operating loss. The improvement was lower DD&A from lower production coupled with higher commodity prices mitigated by lower production levels.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Castleguard Energy, Inc.

We have audited the accompanying balance sheets of Castleguard Energy, Inc. as of December 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castleguard Energy, Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company's recurring net loss in 2005 of $73,736, working capital deficit of $282,850 at December 31, 2005 and accumulated deficit at December 31, 2005 of $67,246 and substantial obligations with no current resources to satisfy the obligations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note B. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Dallas, Texas
March 15, 2006

CASTLEGUARD ENERGY, INC.
BALANCE SHEETS

	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$ 8,845	$ 28,458
Accounts receivable	34,745	54,270
Total current assets	43,590	82,728

Petroleum and natural gas interests, net	1,175,723	1,207,400

TOTAL ASSETS	$ 1,219,313	$ 1,290,128

Liabilities & Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$ 34,034	$ 22,503
Joint interest billings payable to operator	109,983	71,137
Current portion of long-term debt	182,423	50,000
Total current liabilities	326,440	143,640

Long-term debt, less current portion		163,999
Deferred income taxes	31,066	46,946

TOTAL LIABILITIES	357,506	354,585

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized;
19,226,626 shares issued; 17,364,626 shares outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Retained earnings (accumulated deficit)	(67,246)	6,490
	917,807	991,543
Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	861,807	935,543

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,219,313	$ 1,290,128

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.
STATEMENTS OF OPERATIONS

Year Ended December 31,
	2005	2004

Oil and gas sales	$ 214,212	$ 363,542

Expenses:
Lease operating expenses and taxes	57,500	64,821
Depreciation, depletion and amortization	137,102	160,149
General and administrative	96,519	113,030
	291,121	338,000

Income (loss) from operations	(76,909)	25,542

Interest and financing costs	(14,179)	(26,382)

Loss before income taxes	(91,088)	(840)

Income tax expense (benefit)	(17,352)	3,031

Net loss	$ (73,736)	$ (3,871)

Basic and diluted loss per common share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	17,364,626	17,364,626

See accompanying notes to financial statements.
F-6

CASTLEGUARD ENERGY, INC.
statements of CASH FLOWS

Year Ended December 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$ (73,736)	$ (3,871)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	137,102	160,149
Deferred income taxes	(15,880)	(96)
Amortization of financing costs	-	6,766
Change in assets and liabilities:
Accounts receivable	19,525	(51,951)
Accounts payable and accrued liabilities	50,377	19,185
Net cash provided by operating activities	117,388	130,182

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(177,975)	(176,225)
Proceeds from sale of petroleum and natural gas interests	72,550	-
Net cash used in investing activities	(105,425)	(176,225)

Cash Flows from Financing Activities:
Refinancing of bank debt	-	80,000
Payments on long-term debt	(31,576)	(15,000)
Net cash provided by (used in) financing activities	(31,576)	65,000

Net increase (decrease) in cash and cash equivalents	(19,613)	18,957

Cash and cash equivalents, beginning of year	28,458	9,501

Cash and cash equivalents, end of year	$ 8,845	$ 28,458

Supplemental information:
Interest paid	$ 12,938	$ 18,145

Income taxes paid	$ -	$ 3,126
See accompanying notes to financial statements.
F-7

CASTLEGUARD ENERGY, INC.
statements of stockholders' equity
For the Years Ended December 31, 2005 and 2004

						Total
	Common Stock		Paid-in	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity

Balance, December 31, 2003	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 10,361	$ 939,414

Net loss, 2004	-	-	-	-	(3,871)	(3,871)

Balance, December 31, 2004	19,226,626	19,227	965,826	(56,000)	6,490	935,543

Net loss, 2005	-	-	-	-	(73,736)	(73,736)

Balance, December 31, 2005	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ (67,246)	$ 861,807

See accompanying notes to financial statements.
F-8

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

B.      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has continued to incur net losses which have resulted in an accumulated deficit at December 31, 2005. The Company had net losses of $73,736 and $3,871 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005, current liabilities exceeded current assets by $282,850 and the Company had an accumulated deficit at December 31, 2005 of $67,246.

The ability of the Company to continue as a going concern is dependent on the successful implementation of its business plan, obtaining additional capital, and generating sufficient revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The time required for the Company to become profitable is highly uncertain, and the Company cannot be assured that it will achieve or sustain profitability or generate sufficient cash flow from operations to meet working capital requirements. If required, the ability to obtain additional financing from other sources also depends on many factors beyond the control of the company, including the state of the capital markets and the prospects for business growth. The necessary additional financing may not be available or may be available only on terms that would result in further dilution to the current owners of the Company's common stock. The financial statements do not include any adjustments to reflect the possible effect on recoverability and classification of assets or the amounts and classification of liabilities which may result from the inability of the Company to continue as a going concern.

C. Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At December 31, 2005 and 2004, the Company had no such investments included in cash and cash equivalents. The Company maintains deposits primarily in one financial institution, which may at times exceed amounts covered by insurance provided by the U.S. Federal Deposit Insurance Corporation ("FDIC").

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

Asset Retirement Obligations

The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of December 31, 2005 management has determined that there are no material asset retirement obligations.

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

Earnings per Common Share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common stock were exercised or converted into common stock. For the years ended December 31, 2005 and 2004, the Company's potential dilutive options for common shares totaling 1,000,000 shares each year are not included in the dilutive calculation of earnings (loss) per share as the effect would be antidilutive.

Stock Options

The Company accounts for its stock options under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. There was no pro forma effect on net income as if the Company had applied the fair value of recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation as of the years ended December 31, 2005 and 2004.

At January 1, 2004 through December 31, 2005, the Company had 1,000,000 stock options outstanding, which were fully vested and exercisable since January 1, 2002, all with an exercise price of $0.10 per share and a 10 year life, which expire on September 6, 2011.

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

D. Petroleum and Natural Gas Interests

The following table discloses certain financial data relative to the Company's evaluated oil and gas producing activities, which at December 31, 2005 and 2004 are all located in the United States:

	2005	2004
Capitalized Costs incurred during year:
Exploration costs	$ -	$ -
Development costs	177,975	176,225
	$ 177,975	$ 176,225

Petroleum and natural gas interests:
Balance, beginning of year	$ 2,036,991	$ 1,860,766
Additions	177,975	176,225
Sales	(72,550)	-
Balance, end of year	$ 2,142,416	$ 2,036,991

Accumulated depletion and amortization:
Balance, beginning of year	$ 829,591	$ 669,442
Provision for depletion and amortization	137,102	160,149
Balance, end of year	$ 966,693	$ 829,591

Net capitalized costs	$ 1,175,723	$ 1,207,400

Depletion and Amortization per mcf equivalent	$ 4.78	$ 2.76

E. Related Party Transactions

The Company purchased public relations and other services from its President aggregating $17,022 and $11,040 for 2005 and 2004, respectively.

F. Income Taxes

The Company's provision for income taxes for 2005 and 2004 was deferred. Following is an analysis of the provision (benefit) for income taxes compared to the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations:

F-12

 2005

  2004

Computed "expected" tax expense (benefit)

$ (30,970)

$   (286)

Increase in income tax resulting from:

   Difference in effective rate

 13,618

  3,317

$ (17,352)

$   3,031

The tax effects of temporary differences that give rise to significant portions of the net deferred tax liabilities at December 31, 2005 and 2004 are presented below:

  2005

  2004

Deferred tax liability (asset):

   Difference between financial and tax basis of property

$ 115,011

$ 115,699

   Net operating loss carryforwards

 (83,945)

 (68,753)

   Net deferred tax liability

$   31,066

$   46,946

At December 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $280,000, which are available to offset future federal taxable income, if any, and expire 2019 through 2025.

G. Long-Term Debt

     The Company is party to a debt agreement with a commercial bank that provides for a $2,000,000 term note with an initial borrowing base of $322,333 which is reduced at the rate of $21,667 per month. Principal payments of $21,667 per month are due when the amounts outstanding on this note exceed the borrowing base. At December 31, 2005, the borrowing base was less than the outstanding note balance. Interest is payable monthly at the bank's prime rate (7.25% at December 31, 2005) plus .75 percent. The note is collateralized by all of the Company's oil and gas properties and by a guarantee of the Company's principal stockholder. Debt covenants restrict other debt, pledge of assets, sales of assets, payment of dividends, mergers and changes in ownership.

     On April 7, 2005, the Company negotiated new terms for the agreement which extended its maturity to February 1, 2006, provided for a $5,000 principal reduction immediately and further reductions of $7,500 each month beginning July 1, 2005. Not all the scheduled reductions were made as required, the facility expired on February 1, 2006.

     On April 4, 2006, the bank agreed to extend maturity to May 31, 2006, eliminate monthly reductions for October 2005 through January 2006 and reduce the borrowing base to $182,423, the current balance due.

H. Oil and Gas Reserve Information - Unaudited

     The Company's net proved oil and gas reserves at December 31, 2005 and 2004, have been estimated by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective year ends.

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

     The following table sets forth an analysis of the Company's estimated quantities of proved developed oil and gas reserves (including behind-pipe reserves), all located in the United States (Mcfs represents thousand cubic feet):

Proved Developed Reserves
2005	2004
	Natural Gas	Oil in	Natural Gas	Oil in
	in Mcfs	Barrels	in Mcfs	Barrels
Proved producing	126,430	1,800	173,990	8,150
Proved non-producing	112,330	350	203,950	860
	238,760	2,150	377,940	9,010

Components of change in the foregoing reserves for the last two years are as follows:
2005	2004
	Natural Gas	Oil in	Natural Gas	Oil in
	in Mcfs	Barrels	in Mcfs	Barrels
Reserves at beginning of year	377,940	9,010	460,735	12,929
Added by exploration and development
Revisions of previous reserves	(115,583)	(3,527)	(37,741)	(1,747)
Reserves for sold properties	(80)	(2,430)
Less production	(23,517)	(903)	(45,054)	(2,172)
Reserves at end of year	238,760	2,150	377,940	9,010

The following table presents the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB. The oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at December 31, 2005 and 2004, and has been escalated only where known and determinable price changes are provided by contracts and law. Future production and development costs are based on current costs with no escalations. Future net cash flows are the estimated future gross revenue less estimated production and ad valorem taxes, income taxes, operating expenses and capital expenditures. They do not consider business risks, or profit on investment.

	2005	2004
Future cash flows	$ 2,771,290	$ 2,729,060
Future production and development costs	(882,030)	(833,410)
Income taxes	(204,045)	(171,312)
Future net cash flows	1,685,215	1,724,338
10% annual discount	(476,105)	(399,728)
Standardized measure of discounted future net cash flows	$ 1,209,110	$ 1,324,610

The following are principal sources of change in the standardized measure of discounted future net cash flows:

	2005	2004
Standardized measure - beginning of year	$ 1,324,610	$ 1,051,119
Increases (decreases):
Sales and transfers, net of production costs	(156,712)	(299,359)
Net change in sales prices, net of production costs	943,677	459,469
Extensions and discoveries, net of future costs	20,190	20,190
Revisions of quantity estimates	(736,255)	(134,055)
Sales of reserves in place	73,650	-
Accretion of discount	132,461	105,112
Net change in income taxes	27,660	(135,115)
Changes in production rates, timing and other	(420,171)	257,249
Standardized measure - end of year	$ 1,209,110	$ 1,324,610

