Form 10QSB
period 2006-03-31
CASTLEGUARD ENERGY INC
filed 2006-05-12
CIK 1077924

-----------------------
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2789691 (I.R.S. Employer Identification No.)

17768 Preston Road, Dallas, Texas (Address of principal executive offices)	75252 (Zip Code)

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

YES [X] NO [ ]

Indicate by check mark if the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).	YES [ ] NO [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Exchange Act).	YES [ ] NO [X]

At March 31, 2006, there were 17,364,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Signature	12

PART I.

Item 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of March 31, 2006, and the related statements of operations, cash flows and stockholders' equity for the three month period then ended. These financial statements are the responsibility of the Company's management.

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

/s/ Whitley Penn LLP

Dallas, Texas
May 12, 2006

CASTLEGUARD ENERGY, INC.

BALANCE SHEETS

ASSETS

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$5,547	$8,845
Accounts receivable	47,716	34,745
Total current assets	53,263	43,590

Petroleum and natural gas interests, net	1,197,746	1,175,723

TOTAL ASSETS	$1,251,009	$1,219,313

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$61,008	$34,034
Joint interest billings payable to operator	116,934	109,983
Current portion of long-term debt	182,423	182,423
Total current liabilities	360,365	326,440

Deferred income taxes	30,327	31,066

TOTAL LIABILITIES	390,692	357,506

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 19,226,626 shares issued; 17,364,626 outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Accumulated deficit	(68,736)	(67,246)
	916,317	917,807
Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	860,317	861,807

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,251,009	$1,219,313

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended March 31,
	2006	2005

Oil and gas sales	$ 70,559	$ 59,233

Expenses:
Lease operating expense and taxes	17,016	14,929
Depreciation, depletion and amortization	22,187	25,476
General and administrative	29,986	32,186
	69,189	72,591
Income (loss) from operations	1,370	(13,358)

Interest and financing costs	(3,600)	(3,000)

Loss before income taxes	(2,230)	(16,358)

Benefit for income taxes	(740)	(5,100)

Net loss	$ (1,490)	$ (11,258)

Basic and diluted earnings (loss) per common share	$ .00	$ .00

Weighted average number of common shares outstanding (Thousands)	17,365	17,365

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities:
Net loss	$(1,490)	$(11,258)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion and amortization	22,187	25,476
Deferred income taxes	(740)	(5,100)
Change in assets and liabilities:
Accounts receivable	(12,970)	-
Accounts payable, accrued liabilities and joint interest billings payable to operator	33,925	3,167
Net cash provided by operating activities	40,912	12,285

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(44,210)	(15,827)
Net cash used in investing activities	(44,210)	(15,827)

Cash Flows from Financing Activities:
Payments on long-term debt	-	(7,500)
Net cash used in financing activities	-	(7,500)

Net decrease in cash and cash equivalents	(3,298)	(11,042)
Cash and cash equivalents, beginning of period	8,845	28,458
Cash and cash equivalents, end of period	$5,547	$17,416

Supplemental information:
Interest paid	$1,241	$-

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for year 2006 first quarter)

					Retained
					Earnings	Total
	Common Stock		Paid-in	Treasury	(Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit)	Equity

Balance, December 31, 2004	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 6,490	$ 935,543

Net loss, 2005	-	-	-	-	(73,736)	(73,736)

Balance, December 31, 2005	19,226,626	19,227	965,826	(56,000)	(67,246)	861,807

Net loss, first quarter	-	-	-	-	(1,490)	(1,490)

Balance, March 31, 2006	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ (68,736)	$ 860,317

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies and Practices

(a)	Description of Business

Castleguard Energy, Inc. is an independent energy company engaged in the exploration for and the acquisition, development and exploitation of crude oil and natural gas properties, and in the production of crude oil and natural gas in North America through working interests operated by other parties. The Company's activities are conducted in the states of Louisiana and Texas. The Company's corporate offices are located in Dallas, Texas.

(b)	Basis of Presentation

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has continued to incur net losses which have resulted in an accumulated deficit of $68,736 at March 31, 2006. The Company had a net loss of $1,490 and $11,258 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, current liabilities exceeded current assets by $307,102.

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

CASTLEGUARD ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

On April 7, 2005, the Company negotiated new terms for the agreement which extended its maturity to February 1, 2006, provided for a $5,000 principal reduction immediately and further reductions of $7,500 each month beginning July 1, 2005. Not all the scheduled reductions were made as required, and the facility expired on February 1, 2006.

On April 4, 2006, the bank agreed to extend the maturity to May 31, 2006, eliminate the monthly required reductions for October 2005 through January 2006 and reduce the borrowing base to $182,423, the current balance due.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27a of the Securities Act of 1933, as amended (the "Securities Act"), and section 21e of the Securities Exchange Act of 1934, as amended (the "exchange act"). Specifically, all statements other than statements of historical facts included in this report regarding Castleguard Energy Inc.'s financial position, business strategy and plans and objectives of management of the Company for future operations are forward- looking statements. These forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect" and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions related to certain factors including, without limitation, price levels for oil and natural gas, concentration of oil and natural gas reserves and production, drilling risks, uncertainty of oil and gas reserves, risks associated with the development of additional revenues and with the acquisition of oil and gas properties and other energy assets, operating hazards and uninsured risks, general economic conditions, governmental regulation, changes in industry practices, marketing risks, one time events and other factors described herein ("cautionary statements"). Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward- looking statements. All subsequent written and oral forward- looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. Reference is made to disclosure regarding "Forward-Looking Statements and Cautionary Statements" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, which is incorporated herein by reference.

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

CASTLEGUARD ENERGY, INC.

RESULTS OF OPERATIONS

Overall Operations

     Mechanical problems and rapid well decline curves have adversely affected production in the Minden Louisiana Field for the last three years. Although some wells have been worked over and production increased, overall production continues to decline more rapidly than anticipated. The decline has adversely affected revenues and cash flow. In addition, a regulatory action in 2003 to retroactively reduce our share of a former producing well required a payment of $83,631 which further exacerbated our reduced cash resources. Consequently, in 2003 we farmed out a portion of a new well drilled and in 2005 and 2006 only participated in our share of costs to work over two wells each year. The production declines have resulted in a reduction of our reserves that caused an increase in our rate of depreciation, depletion and amortization (DD&A) during 2005 and 2006. Consequences of the foregoing are described in "Liquidity and Capital Resources".

Three Month Periods Ended March 31, 2006 vs. 2005

     First quarter 2006 (this year) net loss of $1,490 ($.00 per share) is improved from a net loss of $11,258 ($.00 per share) in the first quarter of 2005 (last year). The improvement was driven by a 125% increase in oil volumes offset by a 45% decline in natural gas volumes from 2005. Improvement was also helped by price increases for both oil and natural gas. Natural gas sales volumes were 4,329 mcf this year versus 7,840 mcf last year and crude oil production improved to 616 barrels from 274 barrels last year. The production increase was attributable to reworks undertaken in the last quarter of 2005; declining gas volumes continued the trend of the last two years.

Prices for oil production improved to $61.73 per barrel from $48.66 per barrel last year; gas prices improved to $7.53 per mcf this year from $6.17 per mcf last year.

     Revenues for this year improved 19% compared to last year. This year benefited from the increase of volume and price for oil which more than offset declining volumes for gas. Expenses including depreciation, depletion and amortization were down 5% compared to last year. The combination of improved revenues and lower expenses resulted in an 87% improvement in the net loss from last year.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources and liquidity have been strained since 2003. Our borrowing arrangement with a commercial bank was revised in 2003 to provide some relief but lower production volumes, less cash flow and our share of workover costs have combined to exceed our cash inflows. The operator of wells in Minden started offsetting our revenues in the fourth quarter of 2004 and continued through today. As a consequence, during the fourth quarter of 2004 we started delaying bill paying and principal reductions on our bank obligation. In early April 2005, we negotiated new terms on the bank debt, to bring the note current with a principal reduction of $5,000 and a revised maturity of February 1, 2006. Terms provided for principal reductions of $7,500 per month plus interest beginning July 1, 2005. On April 4, 2006 the bank agreed to extend the maturity to May 31, 2006, and eliminate monthly reductions for October, 2005 through January, 2006 and reduce the borrowing base to $182,423, the current balance due.

     To partially alleviate the cash shortage, the Board of Directors approved the sale of the Company's interest in the Cedar Creek, Alabama property and the sale was closed during the second quarter 2005. Proceeds from the sale were used to pay past due bills from vendors.

CASTLEGUARD ENERGY, INC.

     Although we paid amounts due the operator in the third quarter 2005, new billings for the well workovers exceeded our ability to pay, so the operator is still holding our revenues until the balance is paid.

     The effect of the foregoing is that cash resources continue to be strained and are expected to remain that way for the foreseeable future. As a consequence, little if any capital is available for any new projects or significant workovers of existing wells. The Board of Directors continues to explore options for the future direction of the Company and on April 20, 2006 engaged Petro Capital Securities, LLC a Dallas-based oil and gas focused merchant bank to assist in exploring alternatives to maximize shareholder value.

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

     We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of the end of the quarter ended March 31, 2006. This evaluation ("Controls Evaluation") was done by the President (Chief Executive Officer) and Chief Financial Officer.

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

(b)	Changes in internal controls.

        Internal control over financial reporting is a framework incorporating processes designed to assure that transactions are booked properly initially and find their way to the appropriate place on the Company's financial statements. There were no changes in our internal control over financial reporting that occurred during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

CASTLEGUARD ENERGY, INC

Part II. Other Information

Item 1. Legal Proceedings
Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
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

CASTLEGUARD ENERGY, INC.

May 12, 2006	/s/ Harvey Jury
By: Harvey Jury, Director and President

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

