Form 10QSB
period 2006-06-30
CASTLEGUARD ENERGY INC
filed 2006-08-14
CIK 1077924

-----------------------
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2789691 (I.R.S. Employer Identification No.)

17768 Preston Road, Dallas, Texas (Address of principal executive offices)	75252 (Zip Code)

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

At June 30, 2006, there were 17,364,626 Common shares outstanding.
______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Signature	12

PART I.

Item 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of June 30, 2006, and the related statements of operations, cash flows and stockholders' equity for the three and six month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
August 14, 2006

CASTLEGUARD ENERGY, INC.

BALANCE SHEETS

ASSETS

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,325	$8,845
Accounts receivable	22,520	34,745
Total current assets	23,845	43,590

Petroleum and natural gas interests, net	1,187,464	1,175,723
Other assets	20,000	-

TOTAL ASSETS	$1,231,309	$1,219,313

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$80,691	$34,034
Joint interest billings payable to operator	75,486	109,983
Advances from shareholders	27,200	-
Current portion of long-term debt	182,423	182,423
Total current liabilities	365,800	326,440

Deferred income taxes	23,717	31,066

TOTAL LIABILITIES	389,517	357,506

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 19,226,626 shares issued; 17,364,626 outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Accumulated deficit	(87,261)	(67,246)
	897,792	917,807
Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	841,792	861,807

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,231,309	$1,219,313

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005

Oil and gas sales	$ 51,457	$ 51,981	$ 122,016	$ 111,214

Expenses:
Lease operating expense and taxes	34,174	19,648	51,190	34,577
Depreciation, depletion and amortization	16,556	19,040	38,743	44,516
General and administrative	22,262	21,121	52,248	53,307
	72,992	59,809	142,181	132,400
Income (loss) from operations	(21,535)	(7,828)	(20,165)	(21,186)

Interest and financing costs	(3,600)	(3,489)	(7,200)	(6,489)

Loss before income taxes	(25,135)	(11,317)	(27,365)	(27,675)

Benefit for income taxes	(6,610)	(3,900)	(7,350)	(9,000)

Net loss	$ (18,525)	$ (7,417)	$ (20,015)	$ (18,675)

Basic and diluted earnings (loss) per common share	$ (.00)	$ (.00)	$ (.00)	$ (.00)

Weighted average number of common shares outstanding (Thousands)	17,365	17,365	17,365	17,365

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,
	2006	2005

Cash Flows from Operating Activities:
Net loss	$(20,015)	$(18,675)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	38,744	44,516
Deferred income taxes	(7,350)	(9,000)
Change in assets and liabilities:
Accounts receivable	12,226	-
Accounts payable, accrued liabilities and joint interest billings payable to operator	12,159	(33,184)
Net cash provided by (used in) operating activities	35,764	(16,343)

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(50,484)	(37,386)
Retention of investment advisors	(20,000)	-
Proceeds from sale of petroleum and natural gas interests	-	72,550
Net cash provided by (used in) investing activities	(70,484)	35,164

Cash Flows from Financing Activities:
Advances from shareholders	27,200	-
Payments on long-term debt	-	(12,500)
Net cash provided by (used in) financing activities	27,200	(12,500)

Net increase (decrease) in cash and cash equivalents	(7,520)	6,321
Cash and cash equivalents, beginning of period	8,845	28,458
Cash and cash equivalents, end of period	$1,325	$34,779

Supplemental information:
Interest paid	$6,740	$5,489

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for year 2006 first half)

					Retained
					Earnings	Total
	Common Stock		Paid-in	Treasury	(Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit)	Equity

Balance, December 31, 2004	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 6,490	$ 935,543

Net loss, 2005	-	-	-	-	(73,736)	(73,736)

Balance, December 31, 2005	19,226,626	19,227	965,826	(56,000)	(67,246)	861,807

Net loss, first six months	-	-	-	-	(20,015)	(20,015)

Balance, June 30, 2006	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ (87,261)	$ 841,792

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has continued to incur net losses which have resulted in an accumulated deficit of $87,261 at June 30, 2006. The Company had a net loss of ($20,015) and ($18,675) for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, current liabilities exceeded current assets by $341,955.

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

CASTLEGUARD ENERGY, INC.

NOTES TO FINANCIAL STATEMENTS

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

On April 4, 2006, the bank agreed to extend the maturity to May 31, 2006, eliminate the monthly required reductions for October 2005 through January 2006 and reduce the borrowing base to $182,423, the current balance due. On June 21, 2006 the Chairman of the Company paid accrued interest on the debt through mid-July 2006. The payment was treated as an advance from a shareholder.

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

CASTLEGUARD ENERGY, INC.

RESULTS OF OPERATIONS

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

Three Month Periods Ended June 30, 2006 vs. 2005

     Second quarter 2006 (this year) net loss of $18,525 ($.00 per share) is 150% increased from a net loss of ($7,417) ($.00 per share) in the second quarter of 2005 (last year). The increased loss was driven by continuing declines in volumes of production, 24% in gas and 13% in oil compared with 2005, partially offset by higher prices for oil. Natural gas sales volumes were 4,296 mcf this year versus 5,641 mcf last year and crude oil production was 348 barrels from 399 barrels last year.

Prices for natural gas averaged $6.41 per mcf for this quarter versus $6.61 per mcf for last year. Oil prices increased this year to $68.80 per barrel from $36.86 per barrel last year.

Six Month Periods Ended June 30, 2006 vs. 2005

The same factors that impacted the second quarter were responsible for the six month results compared to last year.

     Revenues were up 9.7% from sharply higher prices for oil offset by lower production of natural gas. The combination caused a loss of ($20,015) ($.00 per share) for the six months ended June 2006 versus a loss of ($18,675) ($.00 per share) last year.

     Volumes of gas sold this year were 8,760 mcf down from 13,480 mcf last year.    Oil sales were 964 barrels this year up from 622 barrels last year. Prices for natural gas sales averaged $6.80 per mcf, up from $6.35 per mcf last year; oil prices averaged $64.92 per barrel this year versus $41.12 per barrel last year.

Operating costs were in line between the years except that lease operating expenses were up 48% driven by higher oil production.

CASTLEGUARD ENERGY, INC.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources and liquidity have been strained since 2003. Our borrowing arrangement with a commercial bank was revised in 2003 to provide some relief but lower production volumes, less cash flow and our share of workover costs have combined to exceed our cash inflows. The operator of wells in Minden started offsetting our revenues in the fourth quarter of 2004 and continued through today. As a consequence, during the fourth quarter of 2004 we started delaying bill paying and principal reductions on our bank obligation. In early April 2005, we negotiated new terms on the bank debt, to bring the note current with a principal reduction of $5,000 and a revised maturity of February 1, 2006. Terms provided for principal reductions of $7,500 per month plus interest beginning July 1, 2005. On April 4, 2006 the bank agreed to extend the maturity to May 31, 2006, and eliminate monthly reductions for October, 2005 through January, 2006 and reduce the borrowing base to $182,423, the current balance due. On June 21, 2006, the Chairman of the Company paid interest on the bank debt through July 2006. Such payment has been treated as an advance from shareholder.

     Although we paid amounts due the operator in the third quarter 2005, new billings for the well workovers exceeded our ability to pay, so the operator is still holding our revenues until the balance is paid.

     The effect of the foregoing is that cash resources continue to be strained and are expected to remain that way for the foreseeable future. As a consequence, little if any capital is available for any new projects or significant workovers of existing wells. The Board of Directors continues to explore options for the future direction of the Company and on April 20, 2006 engaged Petro Capital Securities, LLC a Dallas-based oil and gas focused merchant bank to assist in exploring alternatives to maximize shareholder value. Two shareholders of the Company each advanced $10,000 to the Company for a deposit paid to Petro Capital.

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

     We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of the end of the quarter ended June 30, 2006. This evaluation ("Controls Evaluation") was done by the President (Chief Executive Officer) and Chief Financial Officer.

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

CASTLEGUARD ENERGY, INC

     Based upon the Controls Evaluation, our CEO and CFO has concluded that, subject to the limitations noted above, the Disclosure Controls are effective in providing reasonable assurance that material information relating to Castleguard is made known to management on a timely basis during the period when our periodic reports are being prepared.

(b)	Changes in internal controls.

        Internal control over financial reporting is a framework incorporating processes designed to assure that transactions are booked properly initially and find their way to the appropriate place on the Company's financial statements. There were no changes in our internal control over financial reporting that occurred during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

CASTLEGUARD ENERGY, INC.

August 14, 2006	/s/ Harvey Jury
By: Harvey Jury, Director and President

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

