Form 10QSB
period 2006-09-30
CASTLEGUARD ENERGY INC
filed 2006-11-21
CIK 1077924

-----------------------
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from to

COMMISSION FILE NUMBER: 0-5525

CASTLEGUARD ENERGY, INC.
(Exact name of Registrant as specified in its charter)

Florida (State or other jurisdiction of of incorporation or organization)	75-2789691 (I.R.S. Employer Identification No.)

16200 Addison Road, Suite 155, Addison, Texas (Address of principal executive offices)	75001 (Zip Code)

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

______________________________

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

CASTLEGUARD ENERGY, INC.

INDEX

Signature	13

PART I.

Item 1. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Castleguard Energy, Inc.

We have reviewed the accompanying balance sheet of Castleguard Energy, Inc. as of September 30, 2006, and the related statements of operations, cash flows and stockholders' equity for the three and nine month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management.

We conducted our interim reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our interim reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Whitley Penn LLP

Dallas, Texas
November 20, 2006

CASTLEGUARD ENERGY, INC.

BALANCE SHEETS

ASSETS

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,645	$8,845
Accounts receivable	22,626	34,745
Total current assets	24,271	43,590

Petroleum and natural gas interests, net	1,325,845	1,175,723
Other assets	20,000	-

TOTAL ASSETS	$1,370,116	$1,219,313

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$99,765	$34,034
Joint interest billings payable to operator	219,369	109,983
Advances from shareholders	30,545	-
Current portion of long-term debt	182,423	182,423
Total current liabilities	532,102	326,440

Deferred income taxes	20,384	31,066

TOTAL LIABILITIES	552,486	357,506

Stockholders' equity:
Common stock, $0.001 par value, 50,000,000 shares authorized; 19,226,626 shares issued; 17,364,626 outstanding	19,227	19,227
Paid-in capital	965,826	965,826
Accumulated deficit	(111,423)	(67,246)
	873,630	917,807
Treasury stock, 1,862,000 shares at cost	(56,000)	(56,000)
Total stockholders' equity	817,630	861,807

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$1,370,116	$1,219,313

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005

Oil and gas sales	$ 49,607	$ 44,475	$ 171,623	$ 155,690

Expenses:
Lease operating expense and taxes	37,127	12,344	88,317	46,921
Depreciation, depletion and amortization	14,932	18,804	53,674	63,320
General and administrative	19,995	24,179	72,243	77,485
	72,054	55,327	214,234	187,726
Loss from operations	(22,447)	(10,852)	(42,611)	(32,036)

Interest and financing costs	(5,050)	(651)	(12,250)	(7,140)

Loss before income taxes	(27,497)	(11,503)	(54,861)	(39,176)

Benefit for income taxes	(3,334)	(2,750)	(10,684)	(11,750)

Net loss	$ (24,163)	$ (8,753)	$ (44,177)	$ (27,426)

Basic and diluted loss per common share	$ (.00)	$ (.00)	$ (.00)	$ (.00)

Weighted average number of common shares outstanding (Thousands)	17,365	17,365	17,365	17,365

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

Nine months Ended September 30,
	2006	2005

Cash Flows from Operating Activities:
Net loss	$(44,177)	$(27,426)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation, depletion and amortization	53,674	63,320
Deferred income taxes	(10,684)	(11,750)
Change in assets and liabilities:
Accounts receivable	12,119	-
Accounts payable, accrued liabilities and joint interest billings payable to operator	175,117	9,783
Net cash provided by (used in) operating activities	186,049	33,927

Cash Flows from Investing Activities:
Additions to petroleum and natural gas interests	(203,794)	(96,163)
Retention of investment advisors	(20,000)	-
Proceeds from sale of petroleum and natural gas interests	-	72,550
Net cash provided by (used in) investing activities	(223,794)	(23,613)

Cash Flows from Financing Activities:
Advances from shareholders	30,545	-
Payments on long-term debt	-	(27,500)
Net cash provided by (used in) financing activities	30,545	(27,500)

Net increase (decrease) in cash and cash equivalents	(7,200)	(17,186)
Cash and cash equivalents, beginning of period	8,845	28,458
Cash and cash equivalents, end of period	$1,645	$11,272

Supplemental information:
Interest paid	$10,545	$7,140

Income taxes paid	$-	$1,473

See accompanying notes to financial statements.

CASTLEGUARD ENERGY, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited for year 2006 first nine months)

					Retained
					Earnings	Total
	Common Stock		Paid-in	Treasury	(Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit)	Equity

Balance, December 31, 2004	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ 6,490	$ 935,543

Net loss, 2005	-	-	-	-	(73,736)	(73,736)

Balance, December 31, 2005	19,226,626	19,227	965,826	(56,000)	(67,246)	861,807

Net loss, first nine months	-	-	-	-	(44,177)	(44,177)

Balance, September 30, 2006	19,226,626	$ 19,227	$ 965,826	$ (56,000)	$ (111,423)	$ 817,630

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has continued to incur net losses which have resulted in an accumulated deficit of $111,423 at September 30, 2006. The Company had a net loss of ($44,177) and ($27,426) for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, current liabilities exceeded current assets by $507,831.

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

(c)	Basic and Diluted Loss per Common Share
Basic and diluted loss per weighted average share is calculated using the weighted average number of shares of common stock outstanding. The Company has no dilutive shares outstanding.

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

On April 7, 2005, the Company negotiated new terms for the agreement which extended its maturity to February 1, 2006, provided for a $5,000 principal reduction immediately and further reductions of $7,500 each month beginning July 1, 2005. Not all of the scheduled reductions were made as required, and the facility expired on February 1, 2006.

On April 4, 2006, the bank agreed to extend the maturity to May 31, 2006, eliminate the monthly required reductions for October 2005 through January 2006 and reduce the borrowing base to $182,423, the current balance due. The Chairman of the Company paid accrued interest on the debt on June 21, 2006 and again on August 31, 2006. The payments were treated as advances from a shareholder.

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

Three Month Periods Ended September 30, 2006 vs. 2005

     Third quarter 2006 (this year) net loss of ($24,163) ($.00 per share) is a 176% increase from a net loss of ($8,753) ($.00 per share) in the third quarter of 2005 (last year). The increased loss was driven by continuing declines in volumes of production, 7% in gas and offset by a 124% increase in oil compared with 2005, but also affected by lower prices for gas mitigated by higher oil prices. Natural gas sales volumes were 4,082 mcf this year versus 4,387 mcf last year and crude oil production was 334 barrels from 149 barrels last year.

Prices for natural gas averaged $6.19 per mcf for this quarter versus $7.78 per mcf for last year. Oil prices increased this year to $71.28 per barrel from $68.53 per barrel last year.

     A 201% increase in lease operating expenses more than offset the slight revenue increase in the quarter compared with last year, primarily due to increased oil production. Such expenses were also primarily responsible for the higher net loss in the quarter compared to last year.

Nine Month Periods Ended September 30, 2006 vs. 2005

The same factors that impacted the third quarter were responsible for the nine month results compared to last year.

     Revenues were increased 10% from sharply higher prices for oil offset by lower production of natural gas. But higher lease operating costs more than offset increased revenues leading to a larger loss of ($44,177) ($.00 per share) for the nine months ended September 30, 2006 versus a loss of ($27,426) ($.00 per share) last year.

CASTLEGUARD ENERGY, INC.

     Volumes of gas sold this year were 12,842 mcf down from 17,867 mcf last year.    Oil sales were 1,298 barrels this year up from 771 barrels last year. Prices for natural gas sales averaged $6.61 per mcf, down from $6.70 per mcf last year; oil prices averaged $68.41 per barrel this year versus $46.62 per barrel last year.

Operating costs were in line between the years except that lease operating expenses were up 88% driven by higher oil production.

LIQUIDITY AND CAPITAL RESOURCES

     Capital resources and liquidity have been strained since 2003. Our borrowing arrangement with a commercial bank was revised in 2003 to provide some relief but lower production volumes, less cash flow and our share of workover costs have combined to exceed our cash inflows. The operator of wells in Minden started offsetting our revenues in the fourth quarter of 2004 and continued through today. As a consequence, during the fourth quarter of 2004 we started delaying bill paying and principal reductions on our bank obligation. In early April 2005, we negotiated new terms on the bank debt, to bring the note current with a principal reduction of $5,000 and a revised maturity of February 1, 2006. Terms provided for principal reductions of $7,500 per month plus interest beginning July 1, 2005. On April 4, 2006 the bank agreed to extend the maturity to May 31, 2006, and eliminate monthly reductions for October, 2005 through January, 2006 and reduce the borrowing base to $182,423, the current balance due. The Chairman of the Company paid interest on the bank debt twice since June 21, 2006. Such payments have been treated as advances from a shareholder.

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

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

     We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of the end of the quarter ended September 30, 2006. This evaluation ("Controls Evaluation") was done by the President (Chief Executive Officer) and Chief Financial Officer.

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

CASTLEGUARD ENERGY, INC.

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

(b) Changes in internal controls.

        Internal control over financial reporting is a framework incorporating processes designed to assure that transactions are booked properly initially and find their way to the appropriate place on the Company's financial statements. There were no changes in our internal control over financial reporting that occurred during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

CASTLEGUARD ENERGY, INC.

November 20, 2006	/s/ Harvey Jury
By: Harvey Jury, Director and President

Exhibit Index

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-14-